Form 10-K
period 2017-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2018-03-23
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of March 22, 2018, no common units of limited partnership of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement of SL Green Realty Corp., the indirect parent of the Registrant, for its 2018 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I

ITEM 1.    BUSINESS
General
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 95.42% owned by SL Green Realty Corp., or SL Green, as of December 31, 2017. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
We are engaged in the acquisition, ownership, management and operation of commercial and residential real estate properties, principally office properties, and also own land for future development in the New York metropolitan area.
SL Green and the Operating Partnership were formed in June 1997. SL Green has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to minimize the payment of Federal income taxes at the corporate level.
On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or RARC, our prior general partner. This transaction is referred to herein as the Merger.
In 2015, SL Green transferred two properties and SL Green's tenancy in common interest in a fee interest with a total value of $395.0 million to us. Additionally, in 2015, SL Green transferred one entity that held debt investments and financing receivables with an aggregate carrying value of $1.7 billion to us. These transfers were made to further diversify our portfolio. Under the business combinations guidance (Accounting Standard Codification, or ASC, 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the properties were transferred at their carrying values and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The consolidated financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.
As of December 31, 2017, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1)(unaudited)
Commercial:
Manhattan	Office	16	8,463,245	95.9%
	Retail(2)(3)	5	364,816	98.0%
	Fee Interest	1	176,530	100.0%
		22	9,004,591	96.0%
Suburban	Office(4)	13	2,150,400	85.5%
	Retail	1	52,000	100.0%
		14	2,202,400	85.9%
Total commercial properties		36	11,206,991	94.0%
Residential:
Manhattan	Residential(2)	—	222,855	85.9%
Total portfolio		36	11,429,846	93.9%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of December 31, 2017, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

(4)	Includes the properties at 115-117 Stevens Avenue in Valhalla, New York, and 1-6 International Drive in Rye Brook, New York which were classified as held for sale at December 31, 2017.

As of December 31, 2017, we also held debt, preferred equity and other investments with a book value of $2.2 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2017, SL Green's corporate staff, inclusive of our staff, consisted of 310 persons, including 211 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. Our indirect parent entity, SL Green, maintains a website at www.slgreen.com. On this website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. SL Green has also made available on its website its audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on SL Green's website to be part of this annual report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Business and Growth Strategies
See Item 1 "Business—Business and Growth Strategies" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of SL Green's business and growth strategies.
Competition
See Item 1 "Business—Competition" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of SL Green's competition.
Manhattan Office Market Overview
See Item 1 "Business—Manhattan Office Market Overview" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of SL Green's Manhattan office market overview.
Industry Segments
See Item 1 "Business—Industry Segments" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of SL Green's industry segments.
Employees
See Item 1 "Business—Employees" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of SL Green's employees.

ITEM 1A.  RISK FACTORS
We encourage you to read "Item 1A—Risk Factors" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2017.
Declines in the demand for office space in New York City, and in particular midtown Manhattan, as well as our Suburban markets, could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service debt obligations and make distributions to SL Green.
The majority of our property holdings are comprised of commercial office properties located in midtown Manhattan. Our property holdings also include a number of retail properties and multifamily residential properties. As a result of the concentration of our holdings, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan in particular. Future weakness and uncertainty in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and our ability to service debt obligations and make distributions to SL Green. Similarly, future weakness and uncertainty in our suburban markets could adversely affect our cash flow and our ability to service debt obligations and to make distributions to SL Green.
We may be unable to renew leases or relet space as leases expire.
If tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of a renewal or new lease, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2017, approximately 47.9% of the rentable square feet, is scheduled to expire by December 31, 2022 at our consolidated properties and as of December 31, 2017, these leases had annualized escalated rent totaling $321.3 million. In addition, changes in space utilization by tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and make distributions to SL Green could be adversely affected.
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
We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date and own 50% of the fee position at 711 Third Avenue. The fee interest in the land at 919 Third Avenue is owned by SL Green. The average remaining term of these long-term leases as of December 31, 2017, including our unilateral extension rights on each of the properties, is 38 years. Pursuant to the leasehold arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized cash rents of the commercial office properties held through long-term leases or operating sublease interests at December 31, 2017 totaled $261.0 million, or 43.1%, of our share of total Portfolio annualized cash rent. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will lose our right to operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Rent payments under leasehold or operating sublease interests are adjusted, within the parameters of the contractual arrangements, at certain intervals. Rent adjustments may result in higher rents that could adversely affect our financial condition and results of operation.

We rely on five large properties for a significant portion of our revenue.
Five of our properties, 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue, 750 Third Avenue, and 810 Seventh Avenue accounted for 50.1% of our share of Portfolio annualized cash rent, and 1185 Avenue of the Americas alone accounted for 15.6% of our share of total annualized cash rent for office properties as of December 31, 2017.
Our revenue and cash available to service debt obligations and make distributions to SL Green would be materially adversely affected if the ground lease for the 1185 Avenue of the Americas property were terminated for any reason or if any of these properties were materially damaged or destroyed. Additionally, our revenue and cash available to service debt obligations and make distributions to SL Green would be materially adversely affected if tenants at these properties fail to timely make rental payments due to adverse financial conditions or otherwise, default under their leases or file for bankruptcy or become insolvent.
Our results of operations rely on major tenants and insolvency or bankruptcy of these or other tenants could adversely affect our results of operations.
Giving effect to leases in effect as of December 31, 2017 for consolidated properties, as of that date, our five largest tenants, based on annualized cash rent, accounted for 15.4% of our share of Portfolio annualized cash rent, with three tenants, Ralph Lauren Corporation, Debevoise & Plimpton, LLP and News America Incorporated, accounting for 4.6%, 3.6% and 2.5% of our share of Portfolio annualized cash rent, respectively. Our business and results of operations would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, or otherwise refused to pay rent in a timely fashion or at all. In addition, if business conditions in the industries in which our tenants are concentrated deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which could in turn have an adverse effect on our business and results of operations.
We are subject to risks that affect the retail environment.
Approximately 5.8% of our Portfolio annualized cash rent is generated by retail properties, principally in Manhattan. As a result, we are subject to risks that affect the retail environment generally, including the level of consumer spending, consumer confidence and levels of tourism in Manhattan. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties, which could in turn have an adverse effect on our business and results of operations.
Adverse economic and geopolitical conditions in general and the commercial office markets in particular could have a material adverse effect on our results of operations and financial condition and, consequently, our ability to service debt obligations and make distributions to SL Green.
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
We face risks associated with property acquisitions.
Our business strategy relies upon the acquisition of interests in properties, individual properties and portfolios of properties, including large portfolios that could significantly increase our size and alter our capital structure. Our acquisition activities may not be successful if we are unable to meet required closing conditions or unable to finance acquisitions and developments of properties on favorable terms or at all. Additionally, we have less visibility into the future performance of acquired properties than properties that we have owned for a period of time, and therefore, recently acquired properties may not be as profitable as our existing portfolio.
Further, we may acquire properties subject to both known and unknown liabilities and without any recourse, or with only limited recourse to the seller. As a result, if a liability were asserted against us arising from our ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

•	claims by tenants, vendors or other persons arising from dealing with the former owners of the properties;

•	liabilities incurred in the ordinary course of business;

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties; and

•	liabilities for clean-up of undisclosed environmental contamination.
Potential losses may not be covered by insurance.
We are insured through a program administered by SL Green. SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets. Additionally, SL Green's captive insurance company, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger, although if Belmont is required to pay a claim under SL Green's insurance policies, SL Green would ultimately record the loss to the extent of Belmont's required payment. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under our debt instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont provides coverage solely on properties owned by SL Green or its affiliates.
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
Our operations are primarily concentrated in the New York metropolitan area. In the aftermath of a terrorist attack or other acts of terrorism or war, tenants in the New York metropolitan area may choose to relocate their business to less populated, lower-profile areas of the United States that those tenants believe are not as likely to be targets of future terrorist activity. In addition, economic activity could decline as a result of terrorist attacks or other acts of terrorism or war, or the perceived threat of such acts. Each of these impacts could in turn trigger a decrease in the demand for space in the New York metropolitan area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. While under the Terrorism Risk Insurance Program Reauthorization Act of 2015, insurers must make terrorism insurance available under their property and casualty insurance policies, this legislation does not regulate the pricing of such insurance. The absence of affordable terrorism insurance coverage may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and, in the event of an uninsured loss, we could lose all or a portion of our assets. Furthermore, we may also experience increased costs in relation to security equipment and personnel. As a result, the value of our properties and our results of operations could materially decline.
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
Cash flow could be insufficient to make distributions to SL Green and meet the payments of principal and interest required under our current mortgages, our senior unsecured notes, and our indebtedness outstanding at our joint venture property. SL Green and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility, described under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness. We are a guarantor under the 2017 credit facility. The total principal amount of our outstanding consolidated indebtedness was $1.7 billion as of December 31, 2017, consisting of $905.1 million under our senior unsecured notes and $840.8 million of non-recourse mortgages and loans payable on certain of our properties and debt and preferred equity investments. As of December 31, 2017, the total principal amount of non-recourse indebtedness outstanding at our unconsolidated joint venture property was $141.0 million.
If we are unable to make payments under our senior unsecured notes, the principal and unpaid interest will become immediately payable. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under our senior unsecured notes could trigger defaults under the terms of our other financings, making such financings at risk of being declared immediately payable, and would have a negative impact on our financial condition and results of operations.
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
The mortgages on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into material leases without lender consent or materially modify existing leases, among other things. In addition, our senior unsecured notes and the 2017 credit facility contain restrictions and requirements on our method of operations. Our unsecured notes also require us to maintain designated ratios, including but not limited to, total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. These restrictions could adversely affect operations (including reducing our flexibility and our ability to incur additional debt), our ability to pay debt obligations and our ability to make distributions to SL Green.
Rising interest rates could adversely affect our cash flow.
Advances under our master repurchase agreements bear interest at a variable rate. Our consolidated variable rate borrowings totaled $90.8 million at December 31, 2017. In addition, we could increase the amount of our outstanding variable rate debt in the future. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. At December 31, 2017, a hypothetical 100 basis point increase in interest rates across each of our consolidated variable interest rate instruments, including our variable rate debt and preferred equity investments which mitigate our exposure to interest rate changes, would decrease our net annual interest costs by $12.1 million. Our joint ventures may also incur variable rate debt and face similar risks. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to service debt and make distributions to SL Green.
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
We held first mortgages, mezzanine loans, junior participations and preferred equity interests with an aggregate net book value of $2.2 billion at December 31, 2017. Some of these instruments may be recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential. In addition, we may invest in mortgage-backed securities and other marketable securities.
We maintain and regularly evaluate the need for reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. As of December 31, 2017, we had no recorded reserves for possible credit losses. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance and our ability to service debt obligations and make distributions to SL Green.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are competitive or inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2017, we had an aggregate cost basis in these joint ventures, which include two acquisition, development and construction arrangements that are accounted under the equity method, totaling $130.2 million.
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
We may incur costs to comply with governmental laws and regulations.
We are subject to various federal, state and local environmental and health and safety laws that can impose liability on current and former property owners or operators for the clean-up of certain hazardous substances released on a property or of contamination at any facility (e.g., a landfill) to which we have sent hazardous substances for treatment or disposal, without regard to fault or whether the release or disposal was in compliance with law. Being held responsible for such a clean-up could result in significant cost to us and have a material adverse effect on our financial condition and results of operations.
Our properties may be subject to risks relating to current or future laws, including laws benefiting disabled persons, such as the Americans with Disabilities Act, or ADA, and state or local zoning, construction or other regulations. Compliance with such laws may require significant property modifications in the future, which could be costly and non-compliance could result in fines being levied against us in the future. Such costs could have an adverse impact on our cash flows and ability to make distributions to SL Green.
Compliance with changing or new regulations applicable to corporate governance and public disclosure may result in additional expenses, or affect our operations.
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

We need a substantial amount of capital to operate and grow our business. This need is exacerbated by the distribution requirements imposed on our parent company SL Green for it to qualify as a REIT. We therefore rely on third-party sources of capital, which may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. In addition, we anticipate raising money in the public debt markets with some regularity and our ability to do so will depend upon the general conditions prevailing in these markets. At any time, conditions may exist which effectively prevent us, or REITs in general, from accessing these markets. Moreover, additional debt financing may substantially increase our leverage.
Our property taxes could increase due to reassessment or property tax rate changes.
We are required to pay real property taxes in respect of our properties and such taxes may increase as our properties are reassessed by taxing authorities or as property tax rates change. An increase in the assessed value of our properties or our property tax rates could adversely impact our financial condition, results of operations and our ability to satisfy our debt service obligations and to make distributions to SL Green.
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
SL Green and its tenants accounted for 24.72% of Alliance's 2017 estimated total revenue, based on information provided to us by Alliance. While we believe that the contracts pursuant to which these services are provided were the result of arm's length negotiations, there can be no assurance that the terms of such agreements, or dealings between the parties during the performance of such agreements, will be as favorable to us as those which could be obtained from unaffiliated third parties providing comparable services under similar circumstances.
SL Green's failure to qualify as a REIT would be costly and would have a significant effect on the value of our securities.
We believe that SL Green has operated in a manner to qualify as a REIT for federal income tax purposes and SL Green intends to continue to so operate. Many of the REIT compliance requirements, however, are highly technical and complex. The determination that SL Green is a REIT requires an analysis of factual matters and circumstances. These matters, some of which are not totally within SL Green’s control, can affect SL Green's qualification as a REIT. For example, to qualify as a REIT, at least 95% of SL Green’s gross income must come from designated sources that are listed in the REIT tax laws. SL Green is also required to distribute to its stockholders at least 90% of its REIT taxable income excluding capital gains. The fact that SL Green holds its assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize SL Green’s REIT status. Furthermore, Congress and the Internal Revenue Service, or the IRS, might make changes to the tax laws and regulations that make it more difficult, or impossible, for SL Green to remain qualified as a REIT.
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
Also, unless the IRS grants it relief under specific statutory provisions, SL Green would remain disqualified as a REIT for four years following the year in which it first failed to qualify. If SL Green failed to qualify as a REIT, SL Green would have to pay significant income taxes and we would therefore have less money available for investments or to service our debt obligations. This would have a significant adverse effect on the value of our securities. In addition, the REIT tax laws would no longer obligate SL Green to make any distributions to stockholders. As a result of all these factors, if SL Green fails to qualify as a REIT, this could impair our ability to expand our business and raise capital.
Changes to U.S. federal income tax laws could materially and adversely affect us and the value of our securities.
The recently enacted Tax Cuts and Jobs Act (the ‘‘Tax Act’’) makes substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to ‘‘sunset’’ provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The Tax Act also imposes certain additional limitations on the deduction of net operating losses, which may in the future cause SL Green to be required to make distributions that will be taxable to its stockholders to the extent its current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. The effect of these, and the many other, changes made in the Tax Act is highly uncertain, in terms of their effect on the value of our securities and the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the Act this year, the effect of which cannot be predicted and may be adverse to us, our parent company or our parent company's stockholders.
Additionally, the rules dealing with U.S. federal income taxation are continually under review by Congress, the IRS, and the U.S. Department of the Treasury. Any such changes could have an adverse effect on the value of our securities or on the market value or the resale potential of our assets.
Loss of our key personnel could harm our operations and the value of our securities.
We are dependent on the efforts of Marc Holliday, the chief executive officer of SL Green and president of WAGP, and Andrew W. Mathias, the president of SL Green. These officers have employment agreements which expire in January 2019 and December 2018, respectively. A loss of the services of either of these individuals could adversely affect our operations.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2017, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2017, we owned or held interests in 16 commercial office buildings encompassing approximately 8.5 million rentable square feet, located primarily in midtown Manhattan. Many of these buildings include some amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2017, our portfolio also included ownership interests in 13 commercial office buildings encompassing approximately 2.2 million rentable square feet located in Brooklyn, Westchester County, and Connecticut. We refer to these buildings as our Suburban properties. Some of these buildings also include a small amount of retail space on the lower floors, as well as basement/storage space.
As of December 31, 2017, we also owned in Manhattan, a mixed-use residential and prime retail property encompassing approximately 492,987 square feet and a land interest encompassing approximately 176,530 square feet. As of December 31, 2017, we also held debt, preferred equity, and other investments with a book value of $2.2 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, and residential properties and land interest in the portfolio as of December 31, 2017:

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent	Number of Tenants	Annualized Cash Rent Per Leased Square Foot (3)
MANHATTAN OFFICE PROPERTIES
"Same Store"
110 East 42nd Street	1921	Grand Central	215,400	2.0%	74.0%	$9,076,176	1.5%	22	$56.92
125 Park Avenue	1923/2006	Grand Central	604,245	5.7	99.6	41,455,375	6.8	26	65.22
304 Park Avenue South	1930	Midtown South	215,000	2.0	100.0	15,793,271	2.6	12	74.29
461 Fifth Avenue(4)	1988	Midtown	200,000	1.9	96.6	18,244,987	3.0	9	90.91
555 West 57th Street	1971	Midtown West	941,000	8.9	99.9	41,998,657	6.9	9	41.10
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	1.5	67.8	15,124,408	2.5	11	136.80
625 Madison Avenue(4)	1956/2002	Plaza District	563,000	5.3	98.8	61,526,979	10.2	25	106.60
635 Sixth Avenue	1902	Midtown South	104,000	1.0	100.0	9,342,629	1.5	2	99.08
641 Sixth Avenue	1902	Midtown South	163,000	1.5	100.0	14,268,905	2.4	6	84.13
711 Third Avenue(4)	1955	Grand Central North	524,000	4.9	86.2	30,998,203	5.1	18	60.68
750 Third Avenue	1958/2006	Grand Central North	780,000	7.4	98.8	48,691,192	8.0	29	60.25
810 Seventh Avenue	1970	Times Square	692,000	6.5	97.9	48,572,282	8.0	50	67.09
919 Third Avenue(5)	1970	Grand Central North	1,454,000	13.7	100.0	98,500,512	8.3	9	65.79
1185 Avenue of the Americas(4)	1969	Rockefeller Center	1,062,000	10.0	98.1	94,475,380	15.6	15	88.34
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	5.3	90.0	41,108,087	6.8	34	77.39
Added to Same Store in 2017
110 Greene Street(6)	1908/1920	Soho	223,600	2.1	76.5	11,606,808	1.7	58	79.79
Subtotal/ Weighted Average			8,463,245	79.7%	95.9%	$600,783,851	90.9%	335
Total / Weighted Average Manhattan Office Properties			8,463,245	79.7%	95.9%	$600,783,851	90.9%	335

SUBURBAN OFFICE PROPERTIES
"Same Store" Westchester, NY
1100 King Street	1983-1986	Rye Brook, Westchester	540,000	5.1%	70.9%	$9,746,073	1.6%	35	$26.48
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	1.7	67.3	2,285,316	0.4	12	23.16
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	2.4	92.2	5,872,032	1.0	13	25.91

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent	Number of Tenants	Annualized Cash Rent Per Leased Square Foot (3)
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	2.3	87.5	5,508,464	0.9	8	26.53
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	2.1	100.0	6,032,268	1.0	8	28.21
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	3.6	99.3	14,989,967	2.5	22	39.40
Westchester, NY Subtotal/Weighted Average			1,825,000	17.2%	85.3%	$44,434,120	7.4%	98
"Same Store" Connecticut
1055 Washington Boulevard(4)	1987	Stamford, Connecticut	182,000	1.7%	80.9%	$5,526,636	0.9%	21	$36.27
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	1.4	94.6	4,613,187	0.8	27	34.73
Connecticut Subtotal/Weighted Average			325,400	3.1%	87.0%	$10,139,823	1.7%	48
Total / Weighted Average Suburban Office Properties			2,150,400	20.3%	85.5%	$54,573,943	9.1%	146
Portfolio Grand Total / Weighted Average			10,613,645	100.0%	93.8%	$655,357,794	100.0%	481
Portfolio Grand Total—ROP share of Annualized Cash Rent						$605,931,862
PRIME RETAIL
115 Spring Street	1900	SoHo	5,218	1.2%	100.0%	$2,903,400	7.5%	1	$556.42
131-137 Spring Street - 20.0%	1891	SoHo	68,342	16.4	89.6	12,612,958	6.5	8	203.60
315 West 33rd Street - The Olivia	2000	Penn Station	270,132	64.8	100.0	17,179,582	44.6	10	62.42
752 Madison Avenue	1996/2012	Plaza District	21,124	5.1	100.0	14,135,652	36.7	1	669.17
Williamsburg Terrace	2010	Brooklyn, New York	52,000	12.5	100.0	1,796,348	4.7	3	34.52
Total/Weighted Average Retail Properties			416,816	100.0%	98.3%	$48,627,940	100.0%	23
LAND
635 Madison Avenue		Plaza District	176,530	100.0%	100.0%	$3,677,574	100.0%
Total/Weighted Average Land Properties			176,530	100.0%	100.0%	$3,677,574	100.0%

RESIDENTIAL PROPERTY	SubMarket	Usable Sq. Feet	Total Units	Percent Occupied(1)	Annualized Cash Rent(2)	Average Monthly Rent Per Unit (7)
315 West 33rd Street - The Olivia	Penn Station	222,855	333	85.9%	$14,242,394	$4,164

(1)	Excludes leases signed but not yet commenced as of December 31, 2017.

(2)
Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2017 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2017 for the 12 months ending December 31, 2018 will reduce cash rent by $5.8 million for our properties.

(3)	Annualized Cash Rent Per Leased Square Foot represents Annualized Cash Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(4)	We hold a leasehold interest in this property.

(5)	We own a 51% interest in this joint venture asset.

(6)	We own a 90% interest in this joint venture asset.

(7)	Calculated based on occupied units.

Historical Occupancy
Historically SL Green has achieved consistently higher occupancy rates in its Manhattan portfolio as compared to the overall midtown markets, as shown over the last five years in the following table:

	Leased Occupancy Rate of Manhattan Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties in the midtown Markets(2)(3)
December 31, 2017	93.9%	90.5%	90.3%
December 31, 2016	94.9%	90.0%	92.2%
December 31, 2015	94.2%	90.9%	91.3%
December 31, 2014	95.3%	89.4%	91.6%
December 31, 2013	94.3%	88.3%	89.1%

(1)	Includes leases signed but not yet commenced as of the relevant date in the wholly-owned and joint venture properties owned by SL Green.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

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

Historically SL Green has achieved consistently higher occupancy rates in its Westchester County and Connecticut portfolios in comparison to the overall Westchester County and Stamford, Connecticut, CBD markets, as shown over the last five years in the following table:

	Leased Occupancy Rate of Westchester Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the Westchester Market(2)	Leased Occupancy Rate of Connecticut Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the Stamford CBD Market(2)
December 31, 2017	85.3%	77.5%	89.5%	73.4%
December 31, 2016	81.9%	75.1%	87.5%	73.7%
December 31, 2015	77.5%	76.0%	84.1%	79.9%
December 31, 2014	78.8%	76.6%	83.6%	75.7%
December 31, 2013	78.1%	79.4%	80.5%	74.7%

(1)	Includes leases signed but not yet commenced as of the relevant date in the wholly-owned and joint venture properties owned by SL Green.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.
Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2022, the average annual lease expirations at our Manhattan operating properties is expected to be approximately 0.8 million square feet representing an average annual expiration rate of approximately 9.4% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following table sets forth a schedule of the annual lease expirations at our Manhattan operating properties, with respect to leases in place as of December 31, 2017 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there no tenant bankruptcies or other tenant defaults):

Manhattan Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2018(4)	38	414,020	4.9%	$38,482,861	6.4%	$92.95
2019	33	764,014	9.0	58,559,280	9.7	76.65
2020	38	816,616	9.6	60,950,186	10.1	74.64
2021	46	1,265,512	14.9	85,341,798	14.2	67.44
2022	40	701,134	8.3	47,899,207	8.0	68.32
2023	26	666,057	7.9	39,200,242	6.5	58.85
2024	10	132,518	1.6	11,659,120	1.9	87.98
2025	22	501,969	5.9	51,483,286	8.6	102.56
2026	23	716,203	8.5	46,620,722	7.8	65.09
2027 & thereafter	69	2,490,091	29.4	160,587,147	26.7	64.49
Total/weighted average	345	8,468,134	100.0%	$600,783,849	100.0%	$70.95

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2017 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2017 for the 12 months ending December 31, 2018 will reduce cash rent by $3.3 million for the properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 3,819 square feet and annualized cash rent of $0.1 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2017.
Leases in our Suburban portfolio, as at many other suburban operating properties, typically have an initial term of five to ten years. For the five years ending December 31, 2022, the average annual lease expirations at our Suburban operating properties is expected to be approximately 0.2 million square feet, representing an average annual expiration rate of approximately 10.7% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at our Suburban operating properties with respect to leases in place as of December 31, 2017 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2018(4)	19	131,367	7.3%	$4,022,036	7.4%	$30.62
2019	26	367,181	20.5	10,391,949	19.0	28.30
2020	26	201,953	11.3	6,799,338	12.5	33.67
2021	19	207,035	11.6	7,406,359	13.6	35.77
2022	11	45,443	2.5	1,433,986	2.6	31.56
2023	15	149,655	8.4	4,860,478	8.9	32.48
2024	4	91,613	5.1	2,503,718	4.6	27.33
2025	4	54,274	3.0	1,710,328	3.1	31.51
2026	9	202,149	11.3	6,658,647	12.2	32.94
2027 & thereafter	14	337,376	19.0	8,787,104	16.1	26.05
Total/weighted average	147	1,788,046	100.0%	$54,573,943	100.0%	$30.52

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2017 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2017 for the 12 months ending December 31, 2018 will reduce cash rent by $2.5 million for the suburban properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 9,707 square feet and annualized cash rent of $0.3 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2017.

Tenant Diversification
At December 31, 2017, our Manhattan and Suburban office properties were leased to 481 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 10 largest tenants in our Manhattan and Suburban office properties, which are not intended to be representative of our tenants as a whole, based on the amount of square footage leased by our tenants as of December 31, 2017:

Tenant	Properties	Lease Expiration	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet	Percentage of Aggregate Portfolio Annualized Cash Rent
Ralph Lauren Corporation	625 Madison Avenue	2019	386,785	3.6%	4.6%
Debevoise & Plimpton, LLP	919 Third Avenue	2021	577,438	5.4	3.6
News America Incorporated	1185 Avenue of the Americas	2020	165,086	1.6	2.5
King & Spalding	1185 Avenue of the Americas	2025	159,943	1.5	2.4
C.B.S. Broadcasting, Inc.	555 West 57th Street	2023 & 2027	338,527	3.2	2.3
Amerada Hess Corp.	1185 Avenue of the Americas	2027	181,569	1.7	2.3
National Hockey League	1185 Avenue of the Americas	2022	148,217	1.4	2.3
Advance Magazine Group, Fairchild Publications	750 Third Avenue	2021	286,622	2.7	2.2
Giorgio Armani Collection	752-760 Madison Avenue	2024	21,124	0.2	2.1
Infor (USA) Inc.	635 Sixth Avenue & 641 Sixth Avenue	2022, 2025, 2026 & 2027	149,119	1.4	1.8
Total			2,414,430	22.7%	26.1%
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
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2017, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established trading market for our common equity. As of March 22, 2018, there were two holders of our Class A common units, both of which are subsidiaries of SL Green.
Common Units
No distributions have been declared by ROP in respect of its Class A common units subsequent to the Merger on January 25, 2007.
Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any Class A common units during the years ended December 31, 2017, 2016 and 2015 that were not registered under the Securities Act of 1933, as amended.
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

	Year Ended December 31,
Operating Data (in thousands)	2017	2016	2015	2014	2013

Total revenues	$967,538	$975,416	$925,233	$847,522	$821,822
Operating expenses	164,219	166,137	163,969	154,374	146,548
Real estate taxes	156,967	152,010	143,873	133,567	118,699
Ground rent	20,941	20,971	20,941	20,941	21,139
Interest expense, net of interest income	123,969	109,208	119,342	129,356	133,845
Amortization of deferred finance costs	9,313	7,918	7,519	7,810	8,460
Depreciation and amortization	205,795	212,514	202,474	196,505	181,619
Transaction related costs	3	238	2,871	3,599	3,070
Marketing, general and administrative	496	720	464	372	362
Total expenses	681,703	669,716	661,453	646,524	613,742
Equity in net income (loss) from unconsolidated joint venture	14,192	14,509	8,841	4,491	(17,108)
Equity in net gain on sale of interest in unconsolidated joint venture	672	—	—	85,559	2,056
Gain (loss) on sale of real estate	69,826	(6,909)	100,190	—	—
Depreciable real estate reserves	(172,071)	—	(9,998)	—	—
Loss on early extinguishment of debt	—	—	(49)	(7,385)	(76)
Income from continuing operations	198,454	313,300	362,764	283,663	192,952
Discontinued operations	—	—	—	119,575	19,663
Net income	198,454	313,300	362,764	403,238	212,615
Net income attributable to noncontrolling interests	17,440	(4,424)	(9,169)	(2,641)	(5,200)
Preferred units dividend	(3,819)	(3,821)	(1,698)	—	—
Net income attributable to ROP common unitholder	$212,075	$305,055	$351,897	$400,597	$207,415

	As of December 31,
Balance Sheet Data (in thousands)	2017	2016	2015	2014	2013

Commercial real estate, before accumulated depreciation	$7,029,455	$7,508,870	$7,428,243	$7,203,216	$6,670,210
Total assets	8,541,508	8,754,613	8,833,317	8,303,773	7,742,056
Mortgage note and other loan payable, revolving credit facility and term loan and senior unsecured notes, net	1,730,715	2,650,849	2,660,297	2,893,001	2,758,137
Total capital	6,333,020	5,528,823	4,586,952	5,080,081	4,595,574

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
We are engaged in the acquisition, ownership, management and operation of commercial and residential real estate properties, principally office properties, and also own land for future development in the New York metropolitan area.
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.
Leasing and Operating
In 2017, SL Green's same-store Manhattan office property occupancy based on leases signed was 95.3% compared to 95.9% in the prior year. SL Green signed office leases in Manhattan encompassing approximately 1.5 million square feet, of which approximately 0.9 million square feet represented office leases that replaced previously occupied space. SL Green's mark-to-market on these approximately 1.5 million square feet of signed Manhattan office leases that replaced previously occupied space was 11.3% for 2017.
According to Cushman & Wakefield, new leasing activity in Manhattan in 2017 totaled approximately 30.5 million square feet. Of the total 2017 leasing activity in Manhattan, the Midtown submarket accounted for approximately 19.7 million square feet, or approximately 64.6%. Manhattan's overall office vacancy decreased from 9.3% at December 31, 2016 to 8.9% at December 31, 2017. Overall average asking rents in Manhattan decreased in 2017 by 0.8% from $72.82 per square foot at December 31, 2016 to $72.25 per square foot at December 31, 2017, while Manhattan Class A asking rents increased to $79.05 per square foot, up 0.8% from $78.43 one year ago.
Assets Transfer
In 2015, SL Green transferred two properties and SL Green's tenancy in common interest in a fee interest with a total value of $395.0 million to us. Additionally, in 2015, SL Green transferred one entity that held debt investments and financing receivables with an aggregate carrying value of $1.7 billion to us. During 2015, SL Green transferred five properties with a total value aggregating $884.3 million to us. These transfers were made to further diversify our portfolio. Under the business combinations guidance (Accounting Standard Codification, or ASC, 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the properties were transferred at their carrying values and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The consolidated financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.

As of December 31, 2017, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments in the New York metropolitan area also include investments in Brooklyn, Westchester County, and Connecticut, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	16	8,463,245	95.9%
	Retail(2)(3)	5	364,816	98.0%
	Fee Interest	1	176,530	100.0%
		22	9,004,591	96.0%
Suburban	Office(4)	13	2,150,400	85.5%
	Retail	1	52,000	100.0%
		14	2,202,400	85.9%
Total commercial properties		36	11,206,991	94.0%
Residential:
Manhattan	Residential(2)	—	222,855	85.9%
Total portfolio		36	11,429,846	93.9%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of December 31, 2017, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

(4)	Includes the properties at 115-117 Stevens Avenue in Valhalla, New York, and 1-6 International Drive in Rye Brook, New York which were classified as held for sale at December 31, 2017.

As of December 31, 2017, we also held debt, preferred equity and other investments with a book value of $2.2 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
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
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity at their respective fair values on the acquisition date.
We incur a variety of costs in the development and leasing of our properties. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year after major construction activity ceases. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.
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
We also evaluate our real estate properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded. See Note 4, "Properties Held for Sale and Dispositions."
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are variable interest entities (each, a "VIE") and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. See Note 6, "Investments in Unconsolidated Investments."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2017.
We may originate loans for real estate acquisition, development and construction, where we expect to receive some of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with the accounting for our debt and preferred equity investments.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the years ended December 31, 2017, 2016, and 2015.
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
Results of Operations
Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
The following comparison for the year ended December 31, 2017, or 2017, to the year ended December 31, 2016, or 2016, makes reference to the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2016 and still owned by us in the same manner at December 31, 2017 (Same-Store Properties totaled 32 of our 34 consolidated operating properties),

ii.
“Acquisition Properties,” which represents all properties or interests in properties acquired in 2017 and 2016 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,

iii.	"Disposed Properties" which represents all properties or interests in properties sold or partially sold in 2017 and 2016, and

iv.	“Other,” which represents corporate level items not allocable to specific properties.

(in thousands)	2017	2016	$ Change	% Change

Rental revenue, net	$668,068	$652,629	$15,439	2.4%
Escalation and reimbursement	99,887	104,683	(4,796)	(4.6)%
Investment income	193,977	214,102	(20,125)	(9.4)%
Other income	5,606	4,002	1,604	40.1%
Total revenues	967,538	975,416	(7,878)	(0.8)%

Property operating expenses	342,127	339,118	3,009	0.9%
Transaction related costs	3	238	(235)	(98.7)%
Marketing, general and administrative	496	720	(224)	(31.1)%
Total expenses	342,626	340,076	2,550	0.7%

Net operating income	624,912	635,340	(10,428)	(1.6)%

Interest expense and amortization of financing costs, net of interest income	(133,282)	(117,126)	(16,156)	13.8%
Depreciation and amortization	(205,795)	(212,514)	6,719	(3.2)%
Equity in net income from unconsolidated joint ventures	14,192	14,509	(317)	(2.2)%
Equity in net gain on sale of interest in unconsolidated joint venture	672	—	672	100.0%
Gain (loss) on sale of real estate	69,826	(6,909)	76,735	(1,110.7)%
Depreciable real estate reserves	(172,071)	—	(172,071)	100.0%
Net income	$198,454	$313,300	$(114,846)	(36.7)%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of increases in rents and occupancy at our Same-Store Properties ($26.4 million), which included 919 Third Avenue ($9.7 million), 711 Third Avenue ($7.7 million), and 125 Park Avenue ($3.5 million), partially offset by the Disposed Properties ($10.4 million), which included the sales of 680/750 Washington Boulevard in the third quarter of 2017 ($4.7 million) and 520 White Plains Road in the second quarter of 2017 ($2.7 million).
Escalation and reimbursement revenue decreased primarily as a result of the Disposed Properties ($1.7 million), which included the sales of 680/750 Washington Boulevard in the third quarter of 2017 ($0.8 million) and 520 White Plains Road in the second quarter of 2017 ($0.3 million) as well as lower recoveries at our Same-Store Properties ($3.9 million).
Investment Income
Investment income decreased primarily as a result of additional income recognized from the recapitalization of a debt investment ($41.0 million) in the third quarter of 2016, partially offset by income related to our preferred equity investment in 885 Third Avenue ($16.9 million) and a larger weighted average book balance. For the twelve months ended December 31, 2017, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.9 billion and 9.3%, respectively, excluding our investment in Two Herald Square that was put on non-accrual in August 2017 compared to $1.5 billion and 9.7%, respectively, for the same period in 2016. As of December 31, 2017, the debt and preferred equity investments had a weighted average term to maturity of 2.2 years excluding extension options and our investment in Two Herald Square.
Other Income
Other income increased primarily as a result of the reduction of tax expenses which were recognized in prior years as part of an expected tax refund ($1.6 million).

Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates at our Same-Store Properties ($6.5 million), partially offset by decreased operating expenses from our Disposed Properties ($3.9 million) which included the sale of 680/750 Washington Boulevard ($1.4 million) in the third quarter of 2017, and the sale of 520 White Plains Road ($1.2 million) in the second quarter of 2017.
Transaction Related Costs
The decrease in transaction related costs in 2017 is primarily due to the adoption of ASU No. 2017-01 in 2017, which clarified the definition of a business and provided guidance to assist in determining whether transactions should be accounted for as acquisitions of assets or businesses. Following the adoption of the guidance, most of our real estate acquisitions are considered asset acquisitions and transaction costs are therefore capitalized to the investment basis when they would have previously been expensed under the previous guidance. Transaction costs expensed in 2017 relate primarily to transactions that are not moving forward for which any costs incurred are expensed.
Interest Expense and Amortization of Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, increased primarily as a result of the refinancing of 315 West 33rd Street in the first quarter of 2017 ($10.4 million) and increased interest expense related to our repurchase agreements ($1.1 million). The weighted average consolidated debt balance outstanding was $3.0 billion for the year ended December 31, 2017 as compared to $3.0 billion for the year ended December 31, 2016. The consolidated weighted average interest rate was 3.91% for the year ended December 31, 2017 as compared to 3.64% for the year ended December 31, 2016.
Depreciation and amortization
Depreciation and amortization decreased primarily as a result of the Disposed Properties ($7.8 million), which included the sale of 680/750 Washington Boulevard ($3.1 million) in the third quarter of 2017, the sale of 125 Chubb ($1.7 million) in the fourth quarter of 2017, and the sale of 520 White Plains Road ($1.6 million) in the second quarter of 2017.
Equity in net income from unconsolidated joint ventures
Equity in net income from unconsolidated joint ventures decreased primarily as a result of the second quarter 2017 repayment of a debt investment that was contributed to an unconsolidated joint venture in the third quarter of 2016 ($2.7 million), partially offset by the contribution of a debt investment to an unconsolidated joint venture in the second quarter of 2017 ($1.4 million).
Gain (Loss) on Sale of Real Estate
During the year ended December 31, 2017, we recognized a gain on the sale of 16 Court ($64.9 million) and a gain on the sale of our interests in 102 Greene Street ($4.9 million). During the year ended December 31, 2016, we recognized a loss on the sale of 7 International Drive, Westchester County, NY ($6.9 million).
Depreciable Real Estate Reserves
During the year ended December 31, 2017, we recorded a $172.1 million charge of depreciable real estate reserves related to Reckson Executive Park, Stamford Towers, 125 Chubb Avenue in Lyndhurst, NJ, 115-117 Stevens Avenue in Valhalla, New York, 520 White Plains Road in Tarrytown, NY, and our investment in Jericho Plaza.

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

(in thousands)	2016	2015	$ Change	% Change

Rental revenue, net	$652,629	$621,121	$31,508	5.1%
Escalation and reimbursement	104,683	95,894	8,789	9.2%
Investment income	214,102	182,648	31,454	17.2%
Other income	4,002	25,570	(21,568)	(84.3)%
Total revenues	$975,416	$925,233	$50,183	5.4%

Property operating expenses	339,118	328,783	10,335	3.1%
Transaction related costs	238	2,871	(2,633)	(91.7)%
Marketing, general and administrative	720	464	256	55.2%
Total expenses	340,076	332,118	7,958	2.4%

Net operating income	635,340	593,115	42,225	7.1%

Interest expense and amortization of financing costs, net of interest income	(117,126)	(126,861)	9,735	(7.7)%
Depreciation and amortization	(212,514)	(202,474)	(10,040)	5.0%
Equity in net income from unconsolidated joint venture	14,509	8,841	5,668	64.1%
(Loss) gain on sale of real estate	(6,909)	100,190	(107,099)	(106.9)%
Depreciable real estate reserves	—	(9,998)	9,998	(100.0)%
Loss on early extinguishment of debt	—	(49)	49	(100.0)%
Net income	$313,300	$362,764	$(49,464)	(13.6)%
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
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($3.9 million), and operating expense escalations and electric reimbursements ($3.9 million).
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
Liquidity and Capital Resources
On January 25, 2007, we were acquired by SL Green. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, acquisitions, development or redevelopment of properties, tenant improvements, leasing costs, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for debt and preferred equity investments may include:

(1)	Cash flow from operations;

(2)	Cash on hand;

(3)	Net proceeds from divestitures of properties and redemptions, participations and dispositions of debt and preferred equity investments;

(4)	Other forms of secured or unsecured financing; and

(5)	Proceeds from debt offerings by us.
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
Cash Flows
The following summary discussion of our cash flows is based on our consolidated statements of cash flows in "Item 1. Financial Statements" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the years presented below.
Cash and cash equivalents were $36.0 million and $59.9 million at December 31, 2017 and 2016, respectively, representing an increase of $23.9 million. The increase was a result of the following changes in cash flows (in thousands):

	Year ended December 31,
	2017	2016	Change

Net cash provided by operating activities	$430,322	$440,265	$(9,943)
Net cash used in investing activities	$(16,546)	$(167,071)	$150,525
Net cash used in financing activities	$(437,693)	$(263,290)	$(174,403)
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service, and fund quarterly dividend and distribution requirements. Our debt and preferred equity investments and joint venture investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills, and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2017, when compared to the year ended December 31, 2016, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(228)
Capital expenditures and capitalized interest	7,182
Net proceeds from sale of real estate/joint venture interest	301,526
Joint venture investments	24,885
Distributions from unconsolidated joint ventures	47,966
Debt, preferred and other investments	(230,034)
Restricted cash—capital improvements	(772)
Decrease in net cash used in investing activities	$150,525
Funds spent on capital expenditures, which are comprised of building and tenant improvements, increased from $127.2 million for the year ended December 31, 2016 to $120.0 million for the year ended December 31, 2017. The increased capital expenditures relate primarily to increased costs incurred in connection with the redevelopment of a property and the build-out of space for tenants.

We generally fund our investment activity through the sale of real estate, property-level financing, our 2012 credit facility, our MRA facilities, senior unsecured notes, convertible or exchangeable securities, and construction loans. During the year ended December 31, 2017, when compared to the year ended December 31, 2016, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$466,160
Proceeds from debt obligations	863,260
Contributions from common unitholder and noncontrolling interests	(1,141,852)
Distributions to common and preferred unitholder and noncontrolling interests	(318,720)
Deferred loan costs and capitalized lease obligation	(462)
Other obligation related to mortgage loan participation	(42,789)
Increase in cash used in financing activities	$(174,403)
Capitalization
All of our issued and outstanding Class A common units are owned by Wyoming Acquisition GP LLC or the Operating Partnership.
Indebtedness
2017 Credit Facility
In November 2017, SL Green and the Operating Partnership entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As a result, SL Green and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility. We are a guarantor under the 2017 credit facility and exclude the 2017 credit facility from our consolidated financial statements. As of December 31, 2017, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. SL Green and the Operating Partnership also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from the existing lenders and other financial institutions.
As of December 31, 2017, SL Green and the Operating Partnership had $11.8 million of outstanding letters of credit, $40.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.4 billion under the 2017 credit facility. At December 31, 2017 and December 31, 2016, the revolving credit facility had a carrying value of $30.3 million and $(6.3) million, respectively, net of deferred financing costs. The December 31, 2016 carrying value represents deferred financing costs and is presented within other liabilities. At December 31, 2017 and December 31, 2016, the term loan facilities had a carrying value of $1.5 billion and $1.2 billion, respectively, net of deferred financing costs.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Master Repurchase Agreements
The Company has entered into two Master Repurchase Agreements, or MRAs, known as the 2016 MRA and 2017 MRA, which provide us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facilities permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments and our ability to satisfy margin calls with cash or cash equivalents.
In June 2017, we entered into the 2017 MRA, with a maximum facility capacity of $300.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. At December 31, 2017, the facility had a carrying value of $90.1 million, net of deferred financing costs.
In July 2016, we entered into a restated 2016 MRA, with a maximum facility capacity of $300.0 million. The facility bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral and has an initial two-

year term, with a one year extension option. We pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period when the average daily balance is less than $150.0 million. At December 31, 2017, the facility had a carrying value of $(1.2) million, representing deferred financing costs presented within other liabilities.
At December 31, 2017 and 2016, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $1.9 billion and $1.7 billion, respectively.
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2017 and 2016, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2017 Unpaid Principal Balance	December 31, 2017 Accreted Balance	December 31, 2016 Accreted Balance	Coupon Rate (1)	Initial Term (in Years)	Maturity Date
August 5, 2011 (2)	$250,000	$249,953	$249,880	5.00%	7	August 2018
March 16, 2010 (2)	250,000	250,000	250,000	7.75%	10	March 2020
November 15, 2012 (3)	300,000	305,163	200,000	4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000	4.27%	10	December 2025
	$900,000	$905,116	$799,880
Deferred financing costs, net		(4,049)	(4,620)
	$900,000	$901,067	$795,260

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)	In October 2017, SL Green, the Operating Partnership, and ROP, as co-obligors, issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334%.
We provide a guaranty of the Operating Partnership's obligations under its 3.25% Senior Notes due 2022, which were issued in October 2017 and will mature in October 2022. As of December 31, 2017, the 3.25% Senior Notes due 2022 had a carrying value of $499.5 million.
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2017 and 2016, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2017 would decrease our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $12.1 million. At December 31, 2017, 61.5% of our $2.1 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $1.7 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of December 31, 2017 bore interest based on a spread of LIBOR plus 238 basis points.

Contractual Obligations
The combined aggregate principal maturities of mortgages and other loans payable, and senior unsecured notes (net of discount), including as-of-right extension options and put options, estimated interest expense, and our obligations under our ground leases, as of December 31, 2017 are as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Property mortgages and other loans	$—	$—	$—	$—	$—	$750,000	$750,000
Master repurchase agreement	90,809	—	—	—	—	—	90,809
Senior unsecured notes	250,000	—	250,000	—	300,000	100,000	900,000
Ground leases	20,586	20,586	20,586	20,736	18,580	289,622	390,696
Estimated interest expense	74,283	64,482	49,042	45,012	44,588	66,957	344,364
Total	$435,678	$85,068	$319,628	$65,748	$363,168	$1,206,579	$2,475,869
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including debt and preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the year ending December 31, 2018, we expect to incur $72.0 million of recurring capital expenditures and $47.7 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings, or additional debt issuances.
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
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $3.4 million, $3.3 million and $3.3 million for the years ended December 31, 2017, 2016 and 2015 respectively.
We also recorded expenses, inclusive of capitalized expenses, of $10.0 million, $8.1 million and $9.9 million for the years ended December 31, 2017, 2016 and 2015 respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $12.8 million, $11.5 million and $10.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Insurance
We are insured through a program administered by SL Green. SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets. Additionally, SL Green's captive insurance company, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger, although if Belmont is required to pay a claim under SL Green's insurance policies, SL Green would ultimately record the loss to the extent of Belmont's required payment. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under debt our instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont provides coverage solely on properties owned by SL Green or its affiliates.
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
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $5.4 million, $5.9 million, and $6.6 million for the years ended December 31, 2017, 2016 and 2015 respectively.
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
Forward-Looking Information
This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), development trends of the real estate industry and the New York metropolitan area markets, business strategies, expansion and growth of our operations and other similar matters, are forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.
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
The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2017 (in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments (1)
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2018	$250,000	5.14%	$90,809	4.61%	$315,802	10.44%	(2)
2019	—	5.15%	—	—	456,524	9.29%
2020	250,000	4.72%	—	—	156,072	9.83%
2021	—	4.59%	—	—	532,558	8.71%
2022	300,000	4.60%	—	—	527,204	9.24%
Thereafter	850,000	4.36%	—	—	125,881	8.31%
Total	$1,650,000	4.87%	$90,809	4.61%	$2,114,041	9.13%	(2)
Fair Value	$1,715,501		$92,087

(1)	Our debt and preferred equity investments had an estimated fair value ranging between $2.1 billion and $2.3 billion at December 31, 2017.

(2)
Excludes loans secured by the leasehold interest in 2 Herald Square which were in maturity default at the time of acquisition in April and May 2017. The loans were put on non-accrual in August 2017 when one of the investors in the borrower did not repay the loan notwithstanding the approval to do so rendered by a court in a litigation separate from the foreclosure. No impairment was recorded as the Company believes that the fair value of the property exceeds the carrying amount of the loans. The loans had an outstanding balance including accrued interest of $259.3 million at the time that they were put on non accrual status.

The table below lists our consolidated derivative instruments, which are hedging variable rate debt, and their related fair values as of December 31, 2017 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Mortgage	LIBOR	$21,394	12.000%	January 2017	January 2019	$167
Total Consolidated Hedges							$167

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Partners of Reckson Operating Partnership, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L.P. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 1997.
New York, New York
March 23, 2018

Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	December 31, 2017	December 31, 2016

Assets
Commercial real estate properties, at cost:
Land and land interests	$1,704,142	$1,805,198
Building and improvements	4,251,610	4,629,994
Building leasehold and improvements	1,073,703	1,073,678
	7,029,455	7,508,870
Less: accumulated depreciation	(1,492,603)	(1,437,222)
	5,536,852	6,071,648
Assets held for sale	67,228	—
Cash and cash equivalents	36,013	59,930
Restricted cash	41,117	43,489
Tenant and other receivables, net of allowance of $7,237 and $4,879 in 2017 and 2016, respectively	31,006	30,999
Deferred rents receivable, net of allowance of $11,189 and $17,798 in 2017 and 2016, respectively	233,300	238,447
Debt, preferred equity and other investments, net of discounts and deferred origination fees of $25,507 and $16,705 in 2017 and 2016, respectively	2,114,041	1,640,412
Investments in unconsolidated joint ventures	130,217	174,127
Deferred costs, net of accumulated amortization of $77,176 and $73,673 in 2017 and 2016, respectively	106,136	121,470
Other assets	245,598	374,091
Total assets(1)	$8,541,508	$8,754,613
Liabilities
Mortgages and other loans payable, net	$829,648	$676,068
Unsecured term loans, net	—	1,179,521
Unsecured notes, net	901,067	795,260
Accrued interest payable	14,999	15,781
Other liabilities	92,514	160,982
Accounts payable and accrued expenses	60,819	60,855
Related party payables	23,808	23,808
Deferred revenue	134,650	161,772
Deferred land leases payable	1,888	1,795
Dividends payable	807	754
Security deposits	39,085	40,033
Liabilities related to assets held for sale	42	—
Total liabilities(1)	2,099,327	3,116,629

	December 31, 2017	December 31, 2016

Commitments and contingencies	—	—
Preferred units	109,161	109,161
Capital
General partner capital	6,012,134	5,139,842
Limited partner capital	—	—
Accumulated other comprehensive loss	(1,259)	(1,618)
Total ROP partner's capital	6,010,875	5,138,224
Noncontrolling interests in other partnerships	322,145	390,599
Total capital	6,333,020	5,528,823
Total liabilities and capital	$8,541,508	$8,754,613

1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs: $268.6 million and $297.3 million of land, $1.3 billion and $1.4 billion of building and improvements, $319.1 million and $318.4 million of accumulated depreciation, $143.9 million and $160.5 million of other assets included in other line items, $495.0 million and $494.0 million of real estate debt, net, $2.1 million and $2.1 million of accrued interest payable, and $48.8 million and $61.4 million of other liabilities included in other line items as of December 31, 2017 and December 31, 2016, respectively.

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Revenues
Rental revenue, net	$668,068	$652,629	$621,121
Escalation and reimbursement	99,887	104,683	95,894
Investment income	193,977	214,102	182,648
Other income	5,606	4,002	25,570
Total revenues	967,538	975,416	925,233
Expenses
Operating expenses, including $27,929 in 2017, $25,193 in 2016, and $26,728 in 2015 of related party expenses	164,219	166,137	163,969
Real estate taxes	156,967	152,010	143,873
Ground rent	20,941	20,971	20,941
Interest expense, net of interest income	123,969	109,208	119,342
Amortization of deferred financing costs	9,313	7,918	7,519
Depreciation and amortization	205,795	212,514	202,474
Transaction related costs	3	238	2,871
Marketing, general and administrative	496	720	464
Total expenses	681,703	669,716	661,453
Income before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture, gain (loss) on sale of real estate, depreciable real estate reserves and loss on early extinguishment of debt	285,835	305,700	263,780
Equity in net income from unconsolidated joint ventures	14,192	14,509	8,841
Equity in net gain on sale of interest in unconsolidated joint venture	672	—	—
Gain (loss) on sale of real estate	69,826	(6,909)	100,190
Depreciable real estate reserves	(172,071)	—	(9,998)
Loss on early extinguishment of debt	—	—	(49)
Net income	198,454	313,300	362,764
Net loss (income) attributable to noncontrolling interests in other partnerships	17,440	(4,424)	(9,169)
Preferred units dividend	(3,819)	(3,821)	(1,698)
Net income attributable to ROP common unitholder	$212,075	$305,055	$351,897

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net income attributable to ROP common unitholder	$212,075	$305,055	$351,897
Other comprehensive income:
Change in net unrealized gain on derivative instruments	359	598	890
Comprehensive income attributable to ROP common unitholder	$212,434	$305,653	$352,787

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Capital
(in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2014	$4,734,873	$—	$348,314	$(3,106)	$5,080,081
Contributions	3,315,582	—	31,678	—	3,347,260
Distributions	(4,190,480)	—	(1,865)	—	(4,192,345)
Shares contributed by parent company	(10,000)	—	—	—	(10,000)
Net income	351,897	—	9,169	—	361,066
Other comprehensive income	—	—	—	890	890
Balance at December 31, 2015	4,201,872	—	387,296	(2,216)	4,586,952
Contributions	4,490,682	—	—	—	4,490,682
Distributions	(3,857,767)	—	(1,121)	—	(3,858,888)
Net income	305,055	—	4,424	—	309,479
Other comprehensive income	—	—	—	598	598
Balance at December 31, 2016	5,139,842	—	390,599	(1,618)	5,528,823
Contributions	4,664,031	—	100	—	4,664,131
Distributions	(4,003,814)	—	(51,114)	—	(4,054,928)
Net income (loss)	212,075	—	(17,440)	—	194,635
Other comprehensive income	—	—	—	359	359
Balance at December 31, 2017	$6,012,134	$—	$322,145	$(1,259)	$6,333,020

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Operating Activities
Net income	$198,454	$313,300	$362,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,108	220,432	209,993
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	(672)	—	—
Equity in net income from unconsolidated joint ventures	(14,192)	(14,509)	(8,841)
Distributions of cumulative earnings from unconsolidated joint ventures	14,613	10,430	8,621
Loss on early extinguishment of debt	—	—	49
Depreciable real estate reserve	172,071	—	9,998
(Gain) loss on sale of real estate, net	(69,826)	6,909	(100,190)
Deferred rents receivable	(6,762)	(23,768)	(21,378)
Other non-cash adjustments	(46,015)	(46,449)	(64,329)
Changes in operating assets and liabilities:
Restricted cash—operations	2,225	(11,585)	(1,182)
Tenant and other receivables	(3,139)	1,511	(9,900)
Deferred lease costs	(13,005)	(27,625)	(38,623)
Other assets	(11,431)	12,872	14,558
Accounts payable, accrued expenses, other liabilities, and security deposits	(5,722)	(2,937)	2,458
Deferred revenue and land leases payable	(1,385)	1,684	1,487
Net cash provided by operating activities	430,322	440,265	365,485
Investing Activities
Acquisitions of real estate property	(228)	—	(109,633)
Additions to land, buildings and improvements	(120,018)	(127,200)	(89,998)
Escrowed cash—capital improvements/acquisition deposits	—	772	593
Investments in unconsolidated joint venture	(488)	(25,373)	(988)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	49,270	1,304	28,459
Net proceeds from disposition of real estate/joint venture interest	343,842	42,316	238,083
Other investments	57,655	14,292	(54,475)
Origination of debt and preferred equity investments	(1,129,493)	(977,699)	(758,133)
Repayments or redemption of preferred equity investments	782,914	904,517	520,218
Net cash used in investing activities	(16,546)	(167,071)	(225,874)
Financing Activities
Proceeds from mortgages and other loans payable	340,809	50,383	360,018
Repayments of mortgages and other loans payable	(184,642)	(119,165)	(326,594)
Proceeds from revolving credit facility, term loan and senior unsecured notes	1,898,134	1,325,300	2,515,000
Repayments of revolving credit facility term loan and senior unsecured notes	(1,792,971)	(2,324,608)	(1,706,007)
Contributions from common unitholder	3,348,730	4,490,682	3,201,654
Contributions from noncontrolling interests in other partnerships	100	—	9,400
Distributions to noncontrolling interests in other partnerships	(51,114)	(1,121)	(1,865)
Distributions to common and preferred unitholder	(4,007,580)	(3,738,853)	(4,191,371)
Deferred loan costs and capitalized lease obligation	(5,520)	(5,058)	(9,511)
Other obligation related to mortgage loan participation	16,361	59,150	25,000
Net cash used in provided by financing activities	(437,693)	(263,290)	(124,276)
Net (decrease) increase in cash and cash equivalents	(23,917)	9,904	15,335
Cash and cash equivalents at beginning of year	59,930	50,026	34,691
Cash and cash equivalents at end of year	$36,013	$59,930	$50,026

Supplemental Cash Flow Disclosure:
Interest paid	$125,289	$110,656	$118,090

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$2,018	$4,029	$3,441
Deferred leasing payable	733	4,072	7,752
Change in fair value of hedge	165	206	570
Transfer of assets to assets held for sale	340,683	—	—
Transfer of liabilities related to assets held for sale	1,332	—	—
Contributions from common unitholder	1,315,301	—	13,928
Distribution of land to common unitholder	—	8,980	—
Deconsolidation of a subsidiary	3,520	—	27,435
Issuance of SL Green common stock to a consolidated joint venture	—	—	10,000
Contribution of notes receivable from the common unit holder	—	—	90,000
Issuance of preferred units through a subsidiary	—	—	109,161
Contributions from a noncontrolling interest in other partnerships	—	—	22,278
Exchange of debt investment for equity in joint venture	—	68,581	—
Removal of fully depreciated commercial real estate properties	—	12,326	—
Settlement of related party receivable with SL Green common stock	—	90,000	—
Issuance of related party payable for SL Green common stock	—	23,808	—

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 95.42% owned by SL Green Realty Corp., or SL Green, as of December 31, 2017. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
We are engaged in the acquisition, ownership, management and operation of commercial and residential real estate properties, principally office properties, and also own land for future development, in the New York metropolitan area.
SL Green and the Operating Partnership were formed in June 1997. SL Green has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to minimize the payment of Federal income taxes at the corporate level.
On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or RARC, our prior general partner. This transaction is referred to herein as the Merger.
In 2015, SL Green transferred two properties and SL Green's tenancy in common interest in a fee interest with a total value of $395.0 million to us. Additionally, in 2015, SL Green transferred one entity that held debt investments and financing receivables with an aggregate carrying value of $1.7 billion to us. These transfers were made to further diversify our portfolio. Under the business combinations guidance (Accounting Standard Codification, or ASC, 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the properties were transferred at their carrying values and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The consolidated financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.
As of December 31, 2017, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	16	8,463,245	95.9%
	Retail(2)(3)	5	364,816	98.0%
	Fee Interest	1	176,530	100.0%
		22	9,004,591	96.0%
Suburban	Office(4)	13	2,150,400	85.5%
	Retail	1	52,000	100.0%
		14	2,202,400	85.9%
Total commercial properties		36	11,206,991	94.0%
Residential:
Manhattan	Residential(2)	—	222,855	85.9%
Total portfolio		36	11,429,846	93.9%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of December 31, 2017, we owned a building that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet (unaudited).

(4)	Includes the properties at 115-117 Stevens Avenue in Valhalla, New York, and 1-6 International Drive in Rye Brook, New York which were classified as held for sale at December 31, 2017.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

As of December 31, 2017, we also held debt and preferred equity investments with a book value of $2.2 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
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
In January 2018, the partnership agreement for our investment in the property at 919 Third Avenue was modified resulting in our partner now having substantive participating rights in the venture. As a result the investment will no longer be deemed a VIE and our investment in the property will be deconsolidated as of January 1, 2018. The Company will record its non-controlling interest at fair value. This fair value will be allocated to the assets and liabilities, including identified intangibles. Under this methodology, the leases are ascribed an in-place lease intangible value as well as an above or below market lease intangible value which will be amortized over the remaining term of the associated leases.
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
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity at their respective fair values on the acquisition date. When we acquire our partner's equity interest in an existing unconsolidated joint venture and gain control over the investment, we record the consolidated investment at fair value. The difference between the book value of our equity investment on the purchase date and our share of the fair value of the investment's purchase price is recorded as a purchase price fair value adjustment in our consolidated statements of operations. See Note 3, "Property Acquisitions."
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2017, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 4.4 years, 24.4 years, and 18.1 years, respectively.
We incur a variety of costs in the development and leasing of our properties. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year after major construction activity ceases. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.
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
Depreciation expense (including amortization of capital lease assets) totaled $188.9 million, $196.2 million, and $187.2 million and for the years ended December 31, 2017, 2016 and 2015, respectively.
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
We also evaluate our real estate properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded. See Note 4, "Properties Held for Sale and Dispositions."
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 11, "Fair Value Measurements."

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

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
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2017.
We may originate loans for real estate acquisition, development and construction, where we expect to receive some of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with the accounting for our debt and preferred equity investments.
Deferred Lease Costs
Deferred lease costs consist of fees and direct costs incurred to execute operating leases and are amortized on a straight-line basis over the related lease term.
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

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
We recognized $17.0 million, $20.2 million, and $24.9 million of rental revenue for the years ended December 31, 2017, 2016, and 2015, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized as an increase (a reduction) to interest expense the amortization of the above-market rate mortgages assumed of $0.0 million, $0.1 million, and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016

Identified intangible assets (included in other assets):
Gross amount	$276,163	$311,830
Accumulated amortization	(236,737)	(253,064)
Net(1)	$39,426	$58,766
Identified intangible liabilities (included in deferred revenue):
Gross amount	$496,438	$524,793
Accumulated amortization	(366,091)	(368,738)
Net(1)	$130,347	$156,055

(1)	As of December 31, 2017, 0.1 million net intangible assets and 0.1 million net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale.
The estimated annual amortization of acquired above-market leases, net of acquired (below-market) leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2018	$(13,620)
2019	(13,117)
2020	(12,301)
2021	(3,815)
2022	(3,512)
The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2018	$8,188
2019	6,641
2020	5,830
2021	2,985
2022	1,423

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

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
Deferred origination fees, original issue discounts and loan origination costs, if any, are recognized as an adjustment to interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Discounts or premiums associated with the purchase of loans are amortized or accreted into interest income as a yield adjustment on the effective interest method based on expected cash flows through the expected maturity date of the related investment. If we purchase a debt or preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If we purchase a debt or preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount. For debt investments acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted. Anticipated exit fees, the collection of which is expected, are also recognized over the term of the loan as an adjustment to yield.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the years ended December 31, 2017, 2016, and 2015.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

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
Income Taxes
SL Green is taxed as a REIT under Section 856(c) of the Code. As a REIT, SL Green generally is not subject to Federal income tax. To maintain its qualification as a REIT, SL Green must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If SL Green fails to qualify as a REIT in any taxable year, SL Green will be subject to Federal income tax on its taxable income at regular corporate rates. SL Green may also be subject to certain state, local and franchise taxes. Under certain circumstances, Federal income and excise taxes may be due on its undistributed taxable income.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the ‘‘Tax Act’’) was signed into law and makes substantial changes to the Code. Many of the provisions of the Tax Act will require guidance through the issuance of Treasury regulations in order to assess their effect. The Tax Act did not have a material impact on our financial statements for the year ended December, 31, 2017.
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

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
We use a variety of conventional derivative products. These derivatives typically include interest rate swaps, caps, collars and floors. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.
We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.
Hedges that are reported at fair value and presented on the balance sheet could be characterized as cash flow hedges or fair value hedges. Interest rate caps and collars are examples of cash flow hedges. Cash flow hedges address the risk associated with future cash flows of interest payments. For all hedges held by us and which were deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management, no net gains or losses were reported in earnings. The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income. For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change.
Shares Contributed by Parent Company
We present shares of SL Green common stock as a contra-equity account in our financial statements.
Earnings per Unit
Earnings per unit was not computed in 2017, 2016 and 2015 as there were no outstanding common units held by third parties at December 31, 2017, 2016 and 2015.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in the New York metropolitan area. See Note 5, "Debt and Preferred Equity Investments."

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, and Westchester County, Connecticut. The tenants located in our buildings operate in various industries. No tenant in the portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, at December 31, 2017. Approximately 15.6%, 10.2%, 8.3%, 8.0%, 8.0%, 6.9%, 6.8%, 6.8% and 5.1% of our share of annualized cash rent for consolidated properties was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue, 750 Third Avenue, 810 Seventh Avenue, 555 West 57th Street, 125 Park Avenue, 1350 Avenue of the Americas, and 711 Third Avenue, respectively, for the year ended December 31, 2017. Annualized cash rent for all other consolidated properties was below 5.0%.
For the year ended December 31, 2016, 14.8%, 9.6%, 8.1%, 7.7%, 7.3%, 6.6%, 6.6%, 6.4% and 5.2% of our share of annualized cash rent for consolidated properties was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue, 750 Third Avenue, 810 Seventh Avenue, 555 West 57th Street, 125 Park Avenue, 1350 Avenue of the Americas, and 711 Third Avenue, respectively. For the year ended December 31, 2015, 15.4%, 9.7%, 8.2%, 7.7%, 7.5%, 7.2%, 6.7% and 6.6%, of our share of annualized cash rent was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue, 750 Third Avenue, 810 Seventh Avenue, 1350 Avenue of the Americas, 555 West 57th Street, and 125 Park Avenue, respectively.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarifies the definition of a business and provides guidance to assist with determining whether transactions should be accounted for as acquisitions of assets or businesses. The main provision is that an acquiree is not a business if substantially all of the fair value of the gross assets is concentrated in a single identifiable asset or group of assets. The Company adopted the guidance on the issuance date effective January 5, 2017. The Company expects that most of its real estate acquisitions will be considered asset acquisitions under the new guidance and that transaction costs will be capitalized to the investment basis which is then subject to a purchase price allocation based on relative fair value.
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

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
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the previous standard. Depending on the lease classification, lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by a lessor is largely unchanged from that applied under the previous standard. One of the potential impacts on the Company may be the presentation and disclosure in the financial statements of non-lease components such as charges to tenants for a building’s operating expenses. As currently written, the guidance would require that the non-lease components be presented separately from the lease components in both the Consolidated Statements of Operations and Consolidated Balance Sheets. In January 2018, the FASB issued an exposure draft, Leases (Topic 842) Targeted Improvements, which would provide lessors with a practical expedient to not separate non-lease components from the related lease component under certain conditions. We anticipate the majority of our leases would qualify for the practical expedient. We expect this guidance to be finalized in 2018 and, as a result, we would adopt the practical expedient. Another impact is the measurement and presentation of ground leases under which the Company is lessee. The Company is required to record a liability for the obligation to make payments under the lease and an asset for the right to use the underlying asset during the lease term and will also apply the new expense recognition requirements given the lease classification. The Company is currently quantifying these impacts. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt this guidance January 1, 2019 and will apply the modified retrospective approach.
In January 2016, the FASB issued ASU 2016-01 (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value through earnings to record changes in instruments-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income, use the exit price notion when measuring an instrument’s fair value for disclosure and to separately present financial assets and liabilities by measurement category and form of instrument on the balance sheet or in the notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The Company has not yet adopted this new guidance and does not expect a material impact on the Company’s consolidated financial statements when the new standard is implemented.
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
In February 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-05 to clarify the scope of asset derecognition guidance in Subtopic 610-20, which also provided guidance on accounting for partial sales of nonfinancial assets and requires any retained non-controlling interest to be recorded at fair value.  Subtopic 610-20 was issued in May 2014 as part of ASU 2014-09.  The Company will elect to adopt the practical expedient under ASC 606, Revenue from Contracts with Customers, which allows an entity to apply the guidance to contracts with non-customers that are open based on the ASC 360-20, Real Estate Sales, (i.e. failed sales) as of the adoption date. The Company will adopt this guidance January 1, 2018, and does not expect a material impact on the consolidated financial statements as the Company had no open contracts based on ASC 360-20 as of December 31, 2017.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

3. Property Acquisitions
During the years ended December 31, 2017 and 2016, we did not acquire any properties from a third party.
2015 Acquisition
During the year ended December 31, 2016, we finalized the purchase price allocation for the following 2015 acquisition based on facts and circumstances that existed at the acquisition date for the property (in thousands):

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

4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of December 31, 2017, 115-117 Stevens Avenue in Valhalla, New York and 1-6 International Drive in Rye Brook, New York were classified as held for sale.
During the fourth quarter of 2017, the Company recorded a charge of $17.8 million in connection with the reclassification of 115-117 Stevens Avenue to held for sale, and a charge of $69.1 million in connection with the reclassification of 1-6 International Drive to held for sale. These charges are included in depreciable real estate reserves in the consolidated statement of operations.
The Company classified 16 Court Street in Brooklyn, New York and 125 Chubb Way in Lyndhurst, New Jersey as held for sale as of September 30, 2017; 125 Chubb Way in Lyndhurst, New Jersey and the properties at 680-750 Washington Boulevard in Stamford, Connecticut as held for sale as of June 30, 2017; and 520 White Plains Road in Tarrytown, NY and a 90% interest in 102 Greene Street in New York, NY as held for sale as of March 31, 2017.
Property Dispositions
The following table summarizes the properties sold during the years ended December 31, 2017, 2016 and 2015:

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

Property	Disposition Date	Property Type	(unaudited) Approximate Usable Square Feet	Sales Price (1) (in millions)	Gain (Loss) on Sale(2) (in millions)
125 Chubb Way (3)	October 2017	Office	278,000	$29.5	$(26.1)
16 Court Street	October 2017	Office	317,600	171.0	64.9
680-750 Washington Boulevard (4)	July 2017	Office	325,000	97.0	(44.2)
520 White Plains Road (5)	April 2017	Office	180,000	21.0	(14.6)
102 Greene Street (6)	April 2017	Retail	9,200	43.5	4.9
7 International Drive	May 2016	Land	31 Acres	20.0	(6.9)
140 Grand Street(7)	December 2015	Office	130,100	22.4	(10.5)
131-137 Spring Street(8)	August 2015	Office	68,342	277.8	101.1

(1)	Sales price represents the actual sales price for the property or the gross asset valuation for the interest in a property.

(2)
The gain on sale for 16 Court Street, 102 Greene Street, 131-137 Spring Street are net of $2.5 million, $0.9 million, and $4.1 million, respectively, in employee compensation awards accrued in connection with the realization of these investment gains as a bonus to certain employees that were instrumental in realizing the gain on sale. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.

(3)	The Company recorded a $26.1 million charge in 2017 that is included in depreciable real estate reserves in the consolidated statement of operations.

(4)	The Company recorded a $44.2 million charge in 2017 that is included in depreciable real estate reserves in the consolidated statement of operations.

(5)	The Company recorded a $14.6 million charge in 2017 that is included in depreciable real estate reserves in the consolidated statement of operations.

(6)
In April 2017, we closed on the sale of a 90% interest 102 Greene Street and had subsequently accounted for our interest in the property as an investment in unconsolidated joint ventures. We sold the remaining 10% interest in September 2017. See Note 6, "Investments in Unconsolidated Joint Ventures."

(7)	The Company recorded a $10.0 million charge in 2015 that is included in depreciable real estate reserves in the consolidated statement of operations.

(8)
We sold an 80% interest in 131-137 Spring Street and have subsequently accounted for our interest in the properties as an investment in unconsolidated joint ventures. See Note 6, "Investments in Unconsolidated Joint Ventures."

5. Debt and Preferred Equity Investments
Below is the rollforward analysis of the activity relating to our debt and preferred equity investments as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Balance at beginning of period (1)	$1,640,412	$1,670,020
Debt investment originations/accretion (2)	1,142,591	1,009,176
Preferred Equity investment originations/accretion (2)	144,456	5,698
Redemptions/sales/syndications/amortization (3)	(813,418)	(1,044,482)
Balance at end of period (1)	$2,114,041	$1,640,412

(1)	Net of unamortized fees, discounts, and premiums.

(2)	Accretion includes amortization of fees and discounts and paid-in-kind investment income.

(3)
Certain participations in debt investments that were sold or syndicated did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.

Debt Investments
As of December 31, 2017 and 2016, we held the following debt investments with an aggregate weighted average current yield of 9.31%, excluding our investment in Two Herald Square, at December 31, 2017 (in thousands):

Loan Type	December 31, 2017 Future Funding Obligations	December 31, 2017 Senior Financing	December 31, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mortgage/Jr. Mortgage Loan(3)	$—	$—	$250,464	$—	April 2017
Mortgage Loan(4)	—	—	26,366	26,311	February 2019

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

Loan Type	December 31, 2017 Future Funding Obligations	December 31, 2017 Senior Financing	December 31, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Maturity Date (2)
Mortgage Loan	—	—	239	380	August 2019
Mezzanine Loan(5a)	—	1,160,000	204,005	—	March 2020
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	147,000	24,913	—	April 2022
Mezzanine Loan	—	86,976	12,699	12,692	November 2023
Mezzanine Loan(5b)	—	115,000	12,932	12,925	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	340,000	15,000	15,000	November 2026
Mezzanine Loan	—	1,657,500	55,250	—	June 2027
Mezzanine Loan(6)	—	—	—	66,129
Jr. Mortgage Participation/Mezzanine Loan (7)	—	—	—	193,422
Total fixed rate	$—	$3,616,476	$635,368	$360,359
Floating Rate Investments:
Mezzanine Loan(5c)(8)	$795	$—	$15,148	$15,051	March 2018
Mezzanine Loan	—	40,000	19,982	19,913	April 2018
Jr. Mortgage Participation	—	94,546	34,947	34,844	April 2018
Mezzanine Loan	523	20,523	10,934	10,863	August 2018
Mortgage/Mezzanine Loan	—	—	19,940	19,840	August 2018
Mortgage Loan	—	65,000	14,955	14,880	August 2018
Mortgage/Mezzanine Loan(9)	—	—	16,969	16,960	September 2018
Mezzanine Loan	—	37,500	14,855	14,648	September 2018
Mortgage/Mezzanine Loan(10)	391	—	23,609	20,423	October 2018
Mezzanine Loan	2,325	45,025	34,879	34,502	October 2018
Mezzanine Loan	—	335,000	74,755	74,476	November 2018
Mezzanine Loan(5d)(11)	—	85,000	15,381	15,141	December 2018
Mezzanine Loan(5e)(11)	—	65,000	14,869	14,656	December 2018
Mezzanine Loan	—	33,000	26,927	26,850	December 2018
Mezzanine Loan	—	175,000	59,723	56,114	December 2018
Mezzanine Loan	—	45,000	12,174	12,104	January 2019
Mortgage/Mezzanine Loan (5f)	26,284	—	162,553	—	January 2019
Mezzanine Loan	5,372	25,289	8,550	5,410	January 2019
Mezzanine Loan	—	38,000	21,939	21,891	March 2019
Mezzanine Loan	11	174,947	37,250	—	April 2019
Mezzanine Loan	—	265,000	24,830	24,707	April 2019
Mortgage/Jr. Mortgage Participation Loan	27,617	199,733	71,832	65,554	August 2019
Mezzanine Loan	2,034	189,829	37,851	37,322	September 2019
Mortgage/Mezzanine Loan	36,391	—	143,919	111,819	September 2019
Mezzanine Loan	—	350,000	34,737	—	October 2019
Mortgage/Mezzanine Loan	25,643	—	43,845	33,682	January 2020
Mezzanine Loan(12)	3,621	555,379	75,834	125,911	January 2020
Mezzanine Loan	6,913	34,337	11,259	—	July 2020
Mezzanine Loan(13)	51,494	310,654	75,428	63,137	November 2020
Mortgage and Mezzanine Loan	42,510	—	88,989	—	December 2020

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

Loan Type	December 31, 2017 Future Funding Obligations	December 31, 2017 Senior Financing	December 31, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Maturity Date (2)
Mortgage and Mezzanine Loan	—	—	35,152	—	December 2020
Jr. Mortgage Participation/Mezzanine Loan	—	60,000	15,635	15,606	July 2021
Mezzanine Loan	—	280,000	34,600	—	August 2022
Mortgage/Mezzanine Loan(14)	—	—	—	29,998
Mezzanine Loan(15)	—	—	—	64,505
Mezzanine Loan(16)	—	—	—	15,369
Mortgage/Mezzanine Loan(6)	—	—	—	32,847
Mortgage/Mezzanine Loan(6)	—	—	—	22,959
Mezzanine Loan(17)	—	—	—	14,957
Mortgage/Mezzanine Loan(18)	—	—	—	145,239
Total floating rate	$231,924	$3,523,762	$1,334,250	$1,232,178
Total	$231,924	$7,140,238	$1,969,618	$1,592,537

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
These loans were purchased at par in April and May 2017 and were in maturity default at the time of acquisition. At the time the loans were purchased, the Company expected to collect all contractually required payments, including interest. In August 2017, the Company determined that it was probable that the loans would not be repaid in full and therefore, the loans were put on non-accrual status. No impairment was recorded as the Company believes that the fair value of the property exceeds the carrying amount of the loans. The loans had an outstanding balance, including accrued interest, of $259.3 million at the time that they were put on non-accrual status.

(4)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition, is currently on non-accrual status and has no carrying value.

(5)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $1.2 million, (b) $12.0 million, (c) $5.1 million (d) $14.6 million, (e) $14.1 million, and (f) $21.2 million.

(6)	This loan was repaid in June 2017.

(7)	This loan was repaid in March 2017.

(8)	This loan was extended in March 2018.

(9)	This loan was extended in August 2017.

(10)	This loan was extended in September 2017.

(11)	This loan was extended in December 2017.

(12)	$66.1 million of outstanding principal was syndicated in February 2017.

(13)	This loan was extended in November 2017.

(14)	This loan was repaid in December 2017.

(15)	This loan was repaid in November 2017.

(16)	This loan was repaid in September 2017.

(17)	This loan was contributed to a joint venture in May 2017.

(18)	This loan was repaid in January 2017.
Preferred Equity Investments
As of December 31, 2017 and 2016, we held the following preferred equity investments with an aggregate weighted average current yield of 6.99% at December 31, 2017 (in thousands):

Type	December 31, 2017 Future Funding Obligations	December 31, 2017 Senior Financing	December 31, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$272,000	$144,423	$—	April 2021
Preferred Equity(3)	—	—	—	9,982
Preferred Equity(4)	—	—	—	37,893
	$—	$272,000	$144,423	$47,875

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)	This investment was redeemed in May 2017.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

(4)	This investment was redeemed in April 2017.
The following table is a rollforward of our total loan loss reserves at December 31, 2017, 2016 and 2015 (in thousands):

December 31,
	2017	2016	2015
Balance at beginning of year	$—	$—	$—
Expensed	—	—	—
Recoveries	—	—	—
Charge-offs and reclassifications	—	—	—
Balance at end of period	$—	$—	$—

At December 31, 2017, 2016 and 2015, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a mortgage and junior mortgage participation purchased in maturity default in May 2017 and April 2017, respectively, as discussed in subnote 3 of the Debt Investments table above and a junior mortgage participation acquired in September 2014, which was acquired for zero and has a carrying value of zero, as discussed in subnote 4 of the Debt Investments table above.
We have determined that we have one portfolio segment of financing receivables at December 31, 2017 and 2016 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $93.4 million and $144.5 million at December 31, 2017 and 2016, respectively. No financing receivables were 90 days past due at December 31, 2017, with the exception of a mortgage and junior mortgage participation purchased in maturity default in May 2017 and April 2017, respectively, as discussed in subnote 3 of the Debt Investments table above.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of December 31, 2017 and December 31, 2016 none of our investments in unconsolidated joint ventures were VIEs. All of the investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of December 31, 2017:

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet	Acquisition Date (2)	Acquisition Price (2) (in thousands)
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	$277,750
Mezzanine Loan (3)	Private Investors	33.33%	33.33%	—	May 2017	15,000

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of December 31, 2017. Changes in ownership or economic interests within the current year are disclosed in the notes below.

(2)
Acquisition date and price represent the date on which the Company initially acquired an interest in the joint venture and the actual or implied gross purchase price for the joint venture on that date. Acquisition date and price are not adjusted for subsequent acquisitions or dispositions of interest.

(3)
In May 2017, the Company contributed a mezzanine loan secured by a commercial property in midtown Manhattan to a joint venture and retained a 33.33% interest in the venture. The carrying value is net of $10.0 million that was sold, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting. The loan matures in November 2018.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of December 31, 2017 and 2016, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	December 31, 2017	December 31, 2016	Maturity Date
Mezzanine Loan and Preferred Equity (1)	$100,000	$100,000	March 2018
Mezzanine Loan (2)	26,716	24,542	July 2036
	$126,716	$124,542

(1)	The mezzanine loan was repaid and the preferred equity interest was redeemed in March 2018.

(2)	The Company has the ability to convert this loan into an equity position starting in 2021 and the borrower is able to force this conversion in 2024.
Sale of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the years ended December 31, 2017, 2016, and 2015:

Property	Ownership Interest	Disposition Date	Type of Sale	Gross Asset Valuation (in thousands)(1)	Gain on Sale (in thousands)(2)
102 Greene Street	10.00%	September 2017	Ownership Interest	$43,500	$283

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

(2)	Represents the Company's share of the gain.
In May 2017, our investment in a joint venture that owned two mezzanine notes secured by interests in the entity that owns 76 11th Avenue was repaid after the joint venture received repayment of the underlying loans.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we have provided guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2017 and 2016, respectively, are as follows (amounts in thousands):

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)		December 31, 2017	December 31, 2016
Floating Rate Debt:
131-137 Spring Street	20.00%	August 2020	L+	1.55%	$141,000	$141,000
Total joint venture mortgages and other loans payable					$141,000	$141,000
Deferred financing costs, net					(2,862)	(3,970)
Total joint venture mortgages and other loans payable, net					$138,138	$137,030

(1)
Economic interest represents the Company's interests in the joint venture as of December 31, 2017. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures note above.

(2)	Interest rate as of December 31, 2017. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

The combined balance sheets for the unconsolidated joint ventures, at December 31, 2017 and 2016 are as follows (in thousands):

	December 31, 2017	December 31, 2016
Assets
Commercial real estate property, net	$273,116	$279,451
Debt and preferred equity investments, net	141,716	273,749
Other assets	15,735	18,922
Total assets	$430,567	$572,122
Liabilities and members' equity
Mortgages and other loans payable, net	$138,138	$137,030
Other liabilities	18,908	22,185
Members' equity	273,521	412,907
Total liabilities and members' equity	$430,567	$572,122
Company's investments in unconsolidated joint ventures	$130,217	$174,127
The combined statements of operations for the unconsolidated joint ventures for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Total revenues	$35,204	$38,524	$19,855
Operating expenses	877	1,238	1,686
Real estate taxes	1,389	1,192	1,262
Interest expense, net of interest income	3,769	2,895	1,070
Amortization of deferred financing costs	1,114	1,108	462
Transaction related costs	—	—	5,262
Depreciation and amortization	8,405	8,404	3,207
Total expenses	$15,554	$14,837	$12,949
Net income	$19,650	$23,687	$6,906
Company's equity in net income from unconsolidated joint ventures	14,192	14,509	8,841

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

7. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at December 31, 2017 and 2016, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)		December 31, 2017	December 31, 2016
Fixed Rate Debt:
919 Third Avenue (2)	June 2023		5.12%	$500,000	$500,000
315 West 33rd Street	February 2027		4.24%	250,000	—
Floating Rate Debt:
2017 Master Repurchase Agreement	June 2018	L+	2.38%	$90,809	$—
2016 Master Repurchase Agreement (3)				—	184,642
Total mortgages and other loans payable				$840,809	$684,642
Deferred financing costs, net of amortization				(11,161)	(8,574)
Total mortgages and other loans payable, net				$829,648	$676,068

(1)	Interest rate as of December 31, 2017. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

(2)	We own a 51.0% controlling interest in the consolidated joint venture that is the borrower on this loan.

(3)	The master repurchase agreement was repaid in October 2017.
At December 31, 2017 and 2016, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $1.9 billion and $1.7 billion, respectively.
Master Repurchase Agreements
The Company has entered into two Master Repurchase Agreements, or MRAs, known as the 2016 MRA and 2017 MRA, which provide us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facilities permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments and our ability to satisfy margin calls with cash or cash equivalents.
In June 2017, we entered into the 2017 MRA, with a maximum facility capacity of $300.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. At December 31, 2017, the facility had a carrying value of $90.1 million, net of deferred financing costs.
In July 2016, we entered into a restated 2016 MRA, with a maximum facility capacity of $300.0 million. The facility bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral and has an initial two-year term, with a one year extension option. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period when the average daily balance is less than $150.0 million. At December 31, 2017, the facility had a carrying value of $(1.2) million, representing deferred financing costs presented within other liabilities.
8. Corporate Indebtedness
2017 Credit Facility
In November 2017, the Company, SL Green and the Operating Partnership entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into in November 2012, or the 2012 credit facility. The amendment resulted in the Company no longer being a borrower, and instead is providing a guarantee of the facility. The 2012 credit facility had a carrying value of $1.2 billion, net of deferred financing costs, as of the amendment date and was removed from our consolidated balance sheet and shown as a non-cash capital contribution. SL Green and the Operating Partnership remain borrowers jointly and severally obligated under the 2017 credit facility. As of December 31, 2017, the 2017 credit facility consisted of a $1.5 billion

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. SL Green and the Operating Partnership also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from the existing lenders and other financial institutions.
As of December 31, 2017, SL Green and the Operating Partnership had $11.8 million of outstanding letters of credit, $40.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.4 billion under the 2017 credit facility. At December 31, 2017 and December 31, 2016, the revolving credit facility had a carrying value of $30.3 million and $(6.3) million, respectively, net of deferred financing costs. The December 31, 2016 carrying value represents deferred financing costs and is presented within other liabilities. At December 31, 2017 and December 31, 2016, the term loan facilities had a carrying value of $1.5 billion and $1.2 billion, respectively, net of deferred financing costs.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2017 and 2016, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2017 Unpaid Principal Balance	December 31, 2017 Accreted Balance	December 31, 2016 Accreted Balance	Coupon Rate (1)	Initial Term (in Years)	Maturity Date
August 5, 2011 (2)	$250,000	$249,953	$249,880	5.00%	7	August 2018
March 16, 2010 (2)	250,000	250,000	250,000	7.75%	10	March 2020
November 15, 2012 (3)	300,000	305,163	200,000	4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000	4.27%	10	December 2025
	$900,000	$905,116	$799,880
Deferred financing costs, net		(4,049)	(4,620)
	$900,000	$901,067	$795,260

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)	In October 2017, SL Green, the Operating Partnership, and ROP, as co-obligors, issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334%.
We provide a guaranty of the Operating Partnership's obligations under its 3.25% Senior Notes due 2022, which were issued in October 2017 and will mature in October 2022. As of December 31, 2017, the 3.25% Senior Notes due 2022 had a carrying value of $499.5 million.
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2017 and 2016, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, and senior unsecured notes as of December 31, 2017, including as-of-right extension options and put options, were as follows (in thousands):

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

	Scheduled Amortization	Principal	Senior Unsecured Notes	Total
2018	$—	$90,809	$250,000	$340,809
2019	—	—	—	—
2020	—	—	250,000	250,000
2021	—	—	—	—
2022	—	—	300,000	300,000
Thereafter	—	750,000	100,000	850,000
	$—	$840,809	$900,000	$1,740,809

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest expense before capitalized interest	$124,507	$110,393	$120,467
Interest capitalized	(533)	(1,171)	(1,107)
Interest income	(5)	(14)	(18)
Interest expense, net	$123,969	$109,208	$119,342
9. Preferred Units
Through a consolidated subsidiary, we have authorized up to 109,161 3.50% Series A Preferred Units of limited partnership interest, or the Subsidiary Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Subsidiary Series A Preferred Units in conjunction with an acquisition. The Subsidiary Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Subsidiary Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of SL Green common stock for each Subsidiary Series B Preferred Unit. As of December 31, 2017, no Subsidiary Series B Preferred Units have been issued.
ASC 815 Derivatives and Hedging requires bifurcation of certain embedded derivative instruments, such as conversion features in convertible equity instruments, and their measurement at fair value for accounting purposes. The conversion feature embedded in the Subsidiary Series A Preferred Units was evaluated, and it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The derivative is reported as a derivative liability in accrued interest and other liabilities on the accompanying consolidated balance sheet and is adjusted to its fair value at each reporting date, with a corresponding adjustment to interest expense, net of interest income. The embedded derivative for the Subsidiary Series A Preferred Units was initially recorded at a fair value of zero on July 22, 2015, the date of issuance. At December 31, 2017, the carrying amount of the derivative remained at zero.
10. Partners' Capital
Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in us either by direct ownership or by indirect ownership through our general partner, which is its wholly-owned subsidiary.
Intercompany transactions between SL Green and us are generally recorded as contributions and distributions.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate cap and swap agreements (included in other assets)	$167	$—	$167	$—

December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate cap and swap agreements (included in other assets)	$—	$—	$—	$—
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
As of December 31, 2017, we held notes receivable totaling $250.0 million, which were purchased at par, and were in maturity default at the time of acquisition. In August 2017, the Company determined that it was probable that the loans would not be repaid in full and therefore, the loans were put on non-accrual status. The loans had an outstanding balance including accrued interest of $259.3 million at the time that they were put on non accrual status. The Company has initiated proceedings to foreclose on the property, and expects to take control of the property unless the buyer is able to repay the principal and interest, including default interest and fees, on the notes receivable in full prior to the completion of the foreclosure process. We believe the collateral value is sufficient to recover the carrying amounts of the notes receivable.
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

is classified as Level 3, is estimated by discounting the contractual cash flows of each debt instrument to their present value using adjusted market interest rates, which is provided by a third-party specialist.
The following table provides the carrying value and fair value of these financial instruments as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$2,114,041	(2)	$1,640,412	(2)

Fixed rate debt	$1,655,116	$1,715,501	$2,099,880	$2,183,042
Variable rate debt	90,809	92,087	567,642	580,083
	$1,745,925	$1,807,588	$2,667,522	$2,763,125

(1)	Amounts exclude net deferred financing costs.

(2)
At December 31, 2017, debt and preferred equity investments had an estimated fair value ranging between $2.1 billion and $2.3 billion. At December 31, 2016, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of December 31, 2017 and 2016. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at December 31, 2017 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$21,394	12.000%	January 2017	January 2019	Other Assets	$167
						$167
During the year ended December 31, 2017, we recorded a $0.2 million gain on the changes in the fair value, which is included in investment income in the consolidated statements of operations. We did not record any changes in the fair value for the years ended December 31, 2016, and 2015.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of December 31, 2017, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was zero. As of December 31, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of zero at December 31, 2017.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related senior unsecured notes. As of December 31, 2017 and 2016, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive income relating to net unrealized loss on derivative instruments, was approximately $1.3 million and $1.6 million, respectively.
Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $0.4 million of the current balance held in accumulated other comprehensive income will be reclassified into interest expense within the next 12 months.
The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)			Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
Derivative	2017	2016	2015		2017	2016	2015		2017	2016	2015
Interest Rate Swap	$—	$(13)	$(109)	Interest expense	$359	$611	$999	Interest expense	$—	$3	$3
13. Rental Income
We are the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2018 to 2052. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2017 for the consolidated properties, including consolidated joint venture properties, are as follows (in thousands):

2018	$606,408
2019	578,008
2020	515,413
2021	466,618
2022	397,288
Thereafter	1,873,772
$4,437,507
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
Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $3.4 million, $3.3 million and $3.3 million for the years ended December 31, 2017, 2016 and 2015 respectively.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

We also recorded expenses, inclusive of capitalized expenses, of $10.0 million, $8.1 million and $9.9 million for the years ended December 31, 2017, 2016 and 2015 respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $12.8 million, $11.5 million and $10.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Insurance
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $5.4 million, $5.9 million, and $6.6 million for the years ended December 31, 2017, 2016 and 2015 respectively.
Related Party Payable to SL Green
On August 22, 2016, we issued a promissory note to our parent company in the amount of $23.8 million which bears interest at an annual rate of 6.0%, compounded quarterly, and matures on August 22, 2018.
15. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2015, and September 28, 2016, and September 28, 2017, the actuary certified that for the plan years beginning July 1, 2015, July 1, 2016, and July 1, 2017, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2017. For the Pension Plan years ended June 30, 2017, 2016, and 2015, the plan received contributions from employers totaling $257.8 million, $249.5 million, and $221.9 million, respectively. Our contributions to the Pension Plan represent less than 5.0% of total contributions to the plan.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the Health Plan years ended, June 30, 2017, 2016 and 2015, the plan received contributions from employers totaling $1.3 billion, $1.2 billion and $1.1 billion, respectively. Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.
Contributions we made to the multi-employer plans for the years ended December 31, 2017, 2016 and 2015 are included in the table below (in thousands):

Benefit Plan	2017	2016	2015
Pension Plan	$2,269	$2,219	$1,533
Health Plan	6,764	6,366	4,843
Other plans	865	902	3,300
Total plan contributions	$9,898	$9,487	$9,676
16. Commitments and Contingencies
Legal Proceedings

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

As of December 31, 2017, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
Ground Leases Arrangements
The property located at 711 Third Avenue operates under an operating sub-lease with an expiration date of 2033 and five options to renew for an additional 10 years each. The ground rent was reset in July 2011. Following the reset, we are responsible for ground rent payments of $5.25 million annually through July 2016 and then $5.5 million annually thereafter on the 50% portion of the fee that we do not own.
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
The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of December 31, 2017 (in thousands):

Non-cancellable operating leases
2018	$20,586
2019	20,586
2020	20,586
2021	20,736
2022	18,580
Thereafter	289,622
Total minimum lease payments	$390,696

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

17. Quarterly Financial Data of the Company (unaudited)
Summarized quarterly financial data for the years ended December 31, 2017 and 2016, was as follows (in thousands):

2017 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$241,463	$241,908	$251,812	$232,355
Income before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture, gain (loss) on sale of real estate, depreciable real estate reserves and loss on early extinguishment of debt	$76,973	$61,766	$83,947	$63,149
Equity in net income from unconsolidated joint ventures	3,830	2,927	3,180	4,255
Equity in net gain on sale of interest in unconsolidated joint venture	387	282	—	3
Gain on sale of real estate	64,779	114	4,933	—
Depreciable real estate reserves	(86,364)	(379)	(29,063)	(56,265)
Net income	59,605	64,710	62,997	11,142
Net (income) loss attributable to noncontrolling interests in other partnerships	(2,147)	1,467	18,134	(14)
Preferred units dividend	(956)	(955)	(955)	(953)
Net income attributable to ROP common unitholder	$56,502	$65,222	$80,176	$10,175

2016 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$232,658	$271,336	$231,758	$239,664
Income from continuing operations before equity in net income from unconsolidated joint ventures, and loss on sale of real estate	$66,056	$98,647	$71,254	$69,743
Equity in net income from unconsolidated joint ventures	4,110	4,276	3,666	2,457
Loss on sale of real estate, net	(10)	—	(6,899)	—
Net income	70,156	102,923	68,021	72,200
Net income attributable to noncontrolling interests in other partnerships	(1,071)	(1,279)	(2,062)	(12)
Preferred units dividend	(956)	(955)	(955)	(955)
Net income attributable to ROP common unitholder	$68,129	$100,689	$65,004	$71,233

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

18. Segment Information
We are engaged in acquiring, owning, managing and leasing commercial properties in the New York metropolitan area and have two reportable segments, real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
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
Selected results of operations for the years ended December 31, 2017, 2016 and 2015 and selected asset information as of December 31, 2017 and 2016, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Years ended:
December 31, 2017	$773,561	$193,977	$967,538
December 31, 2016	761,314	214,102	975,416
December 31, 2015	742,585	182,648	925,233
Income before equity in net gain on sale of interest in unconsolidated joint venture, gain (loss) on sale of real estate, depreciable real estate reserves and loss on early extinguishment of debt
Years ended:
December 31, 2017	$129,558	$170,469	$300,027
December 31, 2016	115,213	204,996	320,209
December 31, 2015	108,937	163,684	272,621
Total assets
As of:
December 31, 2017	$6,182,300	$2,359,208	$8,541,508
December 31, 2016	6,786,479	1,968,134	8,754,613
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment includes actual costs incurred for investments collateralizing the MRAs. Interest is imputed on the remaining investments using our corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments excluding marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

The table below reconciles income from continuing operations to net income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year ended December 31,
	2017	2016	2015

Income before equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain (loss) on sale of real estate, depreciable real estate reserves, and loss on early extinguishment of debt.	$300,027	$320,209	$272,621
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	672	—	—
Gain (loss) on sale of real estate, net	69,826	(6,909)	100,190
Depreciable real estate reserves	(172,071)	—	(9,998)
Loss on early extinguishment of debt	—	—	(49)
Net income	$198,454	$313,300	$362,764

Reckson Operating Partnership, L.P.
Schedule II—Valuation and Qualifying Accounts
December 31, 2017
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations/Recovery	Uncollectible Accounts Written-off (1)	Balance at End of Year
Year Ended December 31, 2017
Tenant and other receivables—allowance	$4,879	$3,657	$(1,299)	$7,237
Deferred rent receivable—allowance	17,798	2,084	(8,693)	11,189
Year Ended December 31, 2016
Tenant and other receivables—allowance	$5,593	$3,604	$(4,318)	$4,879
Deferred rent receivable—allowance	14,788	3,955	(945)	17,798
Year Ended December 31, 2015
Tenant and other receivables—allowance	$5,820	$4,363	$(4,590)	$5,593
Deferred rent receivable—allowance	17,745	1,775	(4,732)	14,788
(1) Includes the effect of properties that were sold and/or deconsolidated within the period.

Reckson Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2017
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
810 Seventh Avenue(1)	$—	$114,077	$476,386	$—	$71,735	$114,077	$548,121	$662,198	$162,606	1970	1/2007	Various
461 Fifth Avenue(1)	—	—	62,695	—	16,185	—	78,880	78,880	28,378	1988	10/2003	Various
750 Third Avenue(1)	—	51,093	205,972	—	42,543	51,093	248,515	299,608	93,469	1958	7/2004	Various
919 Third Avenue(1)(2)	500,000	223,529	1,033,198	—	65,089	223,529	1,098,287	1,321,816	303,424	1970	1/2007	Various
555 W. 57th Street(1)	—	18,846	78,704	—	61,424	18,846	140,128	158,974	64,281	1971	1/1999	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	47,793	—	776,006	776,006	242,681	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	(97)	41,911	90,941	422,655	513,596	124,638	1966	1/2007	Various
100 Summit Lake Drive(3)	—	10,526	43,109	—	11,215	10,526	54,324	64,850	16,963	1988	1/2007	Various
200 Summit Lake Drive(3)	—	11,183	47,906	—	11,177	11,183	59,083	70,266	18,818	1990	1/2007	Various
500 Summit Lake Drive(3)	—	9,777	39,048	—	6,358	9,777	45,406	55,183	13,074	1986	1/2007	Various
360 Hamilton Avenue(3)	—	29,497	118,250	—	15,392	29,497	133,642	163,139	39,811	2000	1/2007	Various
1010 Washington Boulevard(4)	—	7,747	30,423	—	7,378	7,747	37,801	45,548	11,044	1988	1/2007	Various
1055 Washington Boulevard(4)	—	13,516	53,228	—	8,390	13,516	61,618	75,134	18,075	1987	6/2007	Various
400 Summit Lake Drive(3)	—	38,889	1	285	3	39,174	4	39,178	—	-	1/2007	N/A
609 Fifth Avenue(1)	—	36,677	145,954	—	10,435	36,677	156,389	193,066	46,059	1925	6/2006	Various
110 East 42nd Street(1)	—	34,000	46,411	(138)	23,984	33,862	70,395	104,257	17,244	1921	5/2011	Various
304 Park Avenue(1)	—	54,189	75,619	300	14,550	54,489	90,169	144,658	16,445	1930	6/2012	Various
635 Sixth Avenue(1)	—	24,180	37,158	163	51,805	24,343	88,963	113,306	7,854	1902	9/2012	Various
641 Sixth Avenue(1)	—	45,668	67,316	308	6,029	45,976	73,345	119,321	12,097	1902	9/2012	Various
315 West 33rd Street(1)	250,000	195,834	164,429	—	11,583	195,834	176,012	371,846	19,966	2000-2001	11/2013	Various
Williamsburg(6)(7)	—	3,677	14,708	2,523	(4,550)	6,200	10,158	16,358	1,865	2010	12/2010	Various
115 Spring Street(1)	—	11,078	44,799	—	1,759	11,078	46,558	57,636	4,083	1900	7/2014	Various
635 Madison Avenue(1)	—	205,632	15,805	—	—	205,632	15,805	221,437	1,306	-	9/2014	N/A
125 Park Avenue(1)	—	120,900	189,714	—	74,660	120,900	264,374	385,274	65,529	1923	10/2010	Various
625 Madison Ave(1)	—	—	246,673	—	43,175	—	289,848	289,848	107,791	1956	10/2004	Various
711 Third Avenue(1)(6)(8)	—	19,844	42,499	—	66,553	19,844	109,052	128,896	39,396	1955	5/1998	Various
752 Madison Avenue(1)(6)(9)	—	282,415	—	1,871	—	284,286	—	284,286	12	1996/2012	1/2012	N/A
110 Greene Street(1)(10)	—	45,120	215,470	—	9,611	45,120	225,081	270,201	15,693	1910	7/2015	Various
Other(11)	—	1,130	—	(1,135)	4,694	(5)	4,694	4,689	1			Various
	$750,000	$1,700,062	$4,604,432	$4,080	$720,881	$1,704,142	$5,325,313	$7,029,455	$1,492,603
__________________________________________________________________

(1)	Property located in New York, New York.

(2)	We own a 51% interest in this property.

(3)	Property located in Westchester County, New York.

(4)	Property located in Connecticut.

(5)	Property that was transferred in 2015.

(6)	Property located in Brooklyn, New York.

(7)	We own a 50% interest in this property.

(8)	We own a tenancy in common interest in the property.

(9)	We own a 90% interest in this property.

(10)	Other includes tenant improvements, capitalized interest and corporate improvements.
The changes in real estate for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Balance at beginning of year	$7,508,870	$7,428,243	$7,203,216
Acquisitions	—	—	329,996
Improvements	121,959	123,173	93,439
Retirements/disposals	(601,374)	(42,546)	(198,408)
Balance at end of year	$7,029,455	$7,508,870	$7,428,243
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2017 was approximately $4.6 billion (unaudited).
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2017, 2016 and 2015, are as follows (in thousands):

	2017	2016	2015
Balance at beginning of year	$1,437,222	$1,267,598	$1,123,412
Depreciation for year	178,801	183,873	175,039
Retirements/disposals	(123,420)	(14,249)	(30,853)
Balance at end of year	$1,492,603	$1,437,222	$1,267,598

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
Management's Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the President and Treasurer of our general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2017.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management's report in this annual report.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEMS 10, 11, 12 AND 13.
As discussed in this report, SL Green acquired us on January 25, 2007. WAGP is the sole general partner of ROP and WAGP is a wholly-owned subsidiary of the Operating Partnership. The directors and officers of WAGP also serve as officers of SL Green. Please read SL Green's Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, on or prior to April 30, 2018, for the information required by Items 10, 11, 12 and 13 with respect to SL Green and which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Ernst & Young LLP has served as the Company's independent registered public accounting firm since 1997 and is considered by the Company's management to be well qualified. We have been advised by that firm that neither it nor any member thereof has any financial interest, direct or indirect, in the Company or any of its subsidiaries in any capacity.
Ernst & Young LLP's fees for providing services to the Company in 2017 and 2016 were as follows:
Audit Fees.    The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2017 and 2016 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2017 and 2016 were approximately $490,000 and $470,000 respectively.
Audit Related Fees.    The audit related fees paid to Ernst & Young LLP for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, other than the services described under "Audit Fees," including due diligence and accounting assistance relating to transactions, joint ventures and other matters, were $232,000 and $178,000 for the years ended December 31, 2017 and 2016, respectively.
Tax Fees.    There were no tax fees billed by Ernst & Young LLP for professional services rendered for tax compliance (including REIT tax compliance), tax advice and tax planning for the years ended December 31, 2017 and 2016, respectively.
All Other Fees.    There were no other fees billed by Ernst & Young LLP for the years ended December 31, 2017 and 2016.
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
Management recommended to the board of directors of our sole general partner (and such board of directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2017 for filing with the SEC.

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

3.1
Amended and Restated Agreement of Limited Partnership of ROP, dated December 6, 1995, incorporated by reference to SL Green's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.

3.2
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series A Preferred Units of Limited Partnership Interest, incorporated by reference to RARC's Form 8-K, dated March 1, 1999, filed with the SEC on March 1, 1999.

3.3
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series B Preferred Units of Limited Partnership Interest, incorporated by reference to RARC's Form 8-K, dated March 1, 1999, filed with the SEC on March 1, 1999.

3.4
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series C Preferred Units of Limited Partnership Interest, incorporated by reference to RARC's Form 8-K, dated March 1, 1999, filed with the SEC on March 1, 1999.

3.5
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series D Preferred Units of Limited Partnership Interest, incorporated by reference to RARC's Form 8-K, dated March 1, 1999, filed with the SEC on March 1, 1999.

3.6
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series B Common Units of Limited Partnership Interest, incorporated by reference to RARC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 17, 2000.

3.7
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series E Preferred Partnership Units of Limited Partnership Interest, incorporated by reference to RARC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 17, 2000.

3.8
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series F Junior Participating Preferred Partnership Units, incorporated by reference to RARC's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 22, 2001.

3.9
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Class C Common Units of Limited Partnership Interest, incorporated by reference to RARC's Quarterly Report on Form 10-Q for the three months ended June 30, 2003, filed with the SEC on August 13, 2003.

3.10
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing LTIP Units of Limited Partnership Interest, incorporated by reference to RARC's Form 8-K, dated December 29, 2004, filed with the SEC on December 29, 2004.

3.11
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing 2005 LTIP Units of Limited Partnership Interest, incorporated by reference to RARC's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 10, 2006.

3.12
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing 2006 LTIP Units of Limited Partnership Interest, incorporated by reference to RARC's Quarterly Report on Form 10-Q for the three months ended March 31, 2006, filed with the SEC on May 9, 2006.

3.13
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP relating to the succession as a general partner of WAGP, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

4.1
Indenture, dated as of March 16, 2010, among ROP, as Issuer, SL Green and the Operating Partnership, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated March 16, 2010, filed with the SEC on March 17, 2010.

4.2	Form of 7.75% Senior Note due 2020 of ROP, SL Green and the Operating Partnership, incorporated by reference to the Company's Form 8-K, dated March 16, 2010, filed with the SEC on March 17, 2010.
4.3
Indenture, dated as of October 12, 2010, by and among the Operating Partnership, as Issuer, ROP, as Guarantor, SL Green and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated October 14, 2010, filed with the SEC on October 14, 2010.

4.4
Indenture, dated as of August 5, 2011, among SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.

4.5
First Supplemental Indenture, dated as of August 5, 2011, among SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 5, 2001, filed with the SEC on August 5, 2011.

4.6	Form of 5.00% Senior Note due 2018 of SL Green, the Operating Partnership and ROP, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.
4.7
Second Supplemental Indenture, dated as of November 15, 2012, among SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated November 15, 2012, filed with the SEC on November 15, 2012.

4.8
Form of 4.50% Senior Note due 2022 of SL Green, the Operating Partnership and ROP, incorporated by reference to the Company's Form 8-K, dated November 15, 2012, filed with the SEC on November 15, 2012.

4.9
Indenture, dated as of October 5, 2017, among SL Green, the Operating Partnership and ROP and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters, incorporated by reference to the Company’s Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.

4.10
First Supplemental Indenture, dated as of October 5, 2017, among the Operating Partnership, as Issuer, SL Green and ROP, as Guarantors, and the Bank of New York Mellon, as Trustee, incorporated by reference to the Company’s Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.

4.11	Form of 3.250% Senior Note due 2022 of the Operating Partnership, incorporated by reference to the Company’s Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.
10.1
Registration Rights Agreement, dated as of October 12, 2010, by and among the Operating Partnership, ROP, SL Green and Citigroup Global Markets Inc., incorporated by reference to the Company's Form 8-K, dated October 14, 2010, filed with the SEC on October 14, 2010.

10.2
Second Amended and Restated Credit Agreement, dated as of November 21, 2017, by and among SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and U.S. Bank National Association, as joint lead arrangers and joint bookrunners for the Revolving Credit Facility and Term Loan A Facility, Merrill Lynch, Pierce, Fenner & Smith Incorporated and BMO Capital Markets Corp., as joint lead arrangers for the Revolving Credit Facility and Term Loan A Facility, JPMorgan Chase Bank, N.A., as syndication agent for the Revolving Credit Facility and Term Loan A Facility, Deutsche Bank Securities, Inc., U.S. Bank National Association, Bank of America, N.A., and Bank of Montreal, as documentation agents for the Revolving Credit Facility and Term Loan A Facility, Wells Fargo Securities, LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners for the Term Loan B Facility, U.S. Bank National Association, as syndication agent for the Term Loan B Facility, and the other lenders and agents a party thereto, incorporated by reference to the Company's Form 8-K, dated November 27, 2017, filed with the SEC on November 27, 2017.

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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Capital for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to the Consolidated Financial Statements, detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2018.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
By:	/s/ Matthew J. DiLiberto
Matthew J. DiLiberto Treasurer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2018.

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