Form 10-Q
period 2018-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2018-05-15
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of May 15, 2018, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

Reckson Operating Partnership, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,480,613	$1,704,142
Building and improvements	3,174,800	4,251,610
Building leasehold and improvements	1,073,703	1,073,703
	5,729,116	7,029,455
Less: accumulated depreciation	(1,217,640)	(1,492,603)
	4,511,476	5,536,852
Assets held for sale	67,819	67,228
Cash and cash equivalents	18,169	36,013
Restricted cash	36,667	41,117
Tenant and other receivables, net of allowance of $6,856 and $7,237 in 2018 and 2017, respectively	21,703	31,006
Deferred rents receivable, net of allowance of $10,928 and $11,189 in 2018 and 2017, respectively	184,688	233,300
Debt and preferred equity investments, net of discounts and deferred origination fees of $24,998 and $25,507 in 2018 and 2017, respectively	1,835,407	2,114,041
Investments in unconsolidated joint ventures	380,381	130,217
Deferred costs, net of accumulated amortization of $75,423 and $77,176 in 2018 and 2017, respectively	74,193	106,136
Other assets	266,667	245,598
Total assets(1)	$7,397,170	$8,541,508
Liabilities
Mortgages and other loans payable, net	$434,268	$829,648
Unsecured notes, net	901,168	901,067
Accrued interest payable	9,350	14,999
Other liabilities	70,281	92,514
Accounts payable and accrued expenses	62,705	60,819
Related party payables	23,808	23,808
Deferred revenue	104,719	134,650
Deferred land leases payable	1,912	1,888
Dividends payable	807	807
Security deposits	39,094	39,085
Liabilities related to assets held for sale	42	42
Total liabilities(1)	1,648,154	2,099,327

Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
Commitments and contingencies	—	—
Preferred units	109,161	109,161

Capital
General partner capital	5,614,805	6,012,134
Limited partner capital	—	—
Accumulated other comprehensive loss	—	(1,259)
Total ROP partner's capital	5,614,805	6,010,875
Noncontrolling interests in other partnerships	25,050	322,145
Total capital	5,639,855	6,333,020
Total liabilities and capital	$7,397,170	$8,541,508

1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs: $45.1 million and $268.6 million of land, $0.2 billion and $1.3 billion of building and improvements, $17.3 million and $319.1 million of accumulated depreciation, $622.8 million and $143.9 million of other assets included in other line items, $0.0 million and $494.0 million of real estate debt, net, $0.0 million and $2.1 million of accrued interest payable, and $10.5 million and $48.8 million of other liabilities included in other line items as of March 31, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Revenues
Rental revenue, net	$137,497	$167,972
Escalation and reimbursement	20,540	24,545
Investment income	44,496	40,554
Other income (loss)	3,696	(716)
Total revenues	206,229	232,355
Expenses
Operating expenses, including related party expenses of $5,981 and $6,529 in 2018 and 2017	34,850	41,725
Real estate taxes	32,399	38,796
Ground rent	5,023	5,235
Interest expense, net of interest income	15,189	29,467
Amortization of deferred financing costs	1,555	2,087
Depreciation and amortization	42,012	51,784
Marketing, general and administrative	122	112
Total expenses	131,150	169,206
Income before equity in net income from unconsolidated joint ventures, equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, purchase price and other fair value adjustments, and depreciable real estate reserves	75,079	63,149
Equity in net income from unconsolidated joint ventures	2,747	4,255
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(633)	3
Purchase price and other fair value adjustments	54,860	—
Depreciable real estate reserves	—	(56,265)
Net income	132,053	11,142
Net income attributable to noncontrolling interests in other partnerships	(292)	(14)
Preferred units distributions	(955)	(953)
Net income attributable to ROP common unitholder	$130,806	$10,175

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income attributable to ROP common unitholder	$130,806	$10,175
Other comprehensive income:
Change in net unrealized gain on derivative instruments	—	90
Comprehensive income attributable to ROP common unitholder	$130,806	$10,265

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2017	$6,012,134	$—	$322,145	$(1,259)	$6,333,020
Contributions	412,117	—	—	1,259	413,376
Distributions	(940,252)	—	(247)	—	(940,499)
Deconsolidation of partially owned entity	—	—	(297,140)	—	(297,140)
Net income	130,806	—	292	—	131,098
Balance at March 31, 2018	$5,614,805	$—	$25,050	$—	$5,639,855

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$132,053	$11,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,567	53,871
Equity in net income from unconsolidated joint ventures	(2,747)	(4,255)
Distributions of cumulative earnings from unconsolidated joint ventures	3,374	3,606
Equity in net gain (loss) on sale of interest in unconsolidated joint venture interest/real estate	633	(3)
Purchase price and other fair value adjustments	(54,860)	—
Depreciable real estate reserves	—	56,265
Deferred rents receivable	672	(3,835)
Other non-cash adjustments	(8,791)	(7,959)
Changes in operating assets and liabilities:
Tenant and other receivables	(1,188)	961
Deferred lease costs	(1,966)	(2,769)
Other assets	(35,425)	(42,414)
Accounts payable, accrued expenses and other liabilities	11,565	269
Deferred revenue and land leases payable	4,772	4,408
Net cash provided by operating activities	91,659	69,287
Investing Activities
Acquisitions of real estate properties	226	—
Additions to land, buildings and improvements	(36,560)	(13,086)
Investments in unconsolidated joint ventures	(18,069)	(7)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	102,493	392
Other investments	(22,033)	32,057
Origination of debt and preferred equity investments	(229,428)	(402,453)
Repayments or redemption of debt and preferred equity investments	261,641	411,969
Net cash provided by investing activities	58,270	28,872
Financing Activities
Proceeds from mortgages and other loans payable	$99,074	$250,000
Proceeds from revolving credit facility and senior unsecured notes	—	277,800
Repayments of revolving credit facility and senior unsecured notes	—	(277,800)
Distributions to noncontrolling interests in other partnerships	(247)	(205)
Contributions from common unitholder	412,117	625,842
Distributions to common and preferred unitholders	(683,054)	(968,601)
Deferred loan costs and capitalized lease obligation	(113)	(2,900)
Net cash used in financing activities	(172,223)	(95,864)
Net (decrease) increase in cash and cash equivalents	(22,294)	2,295
Cash, cash equivalents, and restricted cash at beginning of year	77,130	103,419
Cash, cash equivalents, and restricted cash at end of period	$54,836	$105,714

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$8,684	$3,503
Deferred leasing payable	613	103
Transfer of assets related to assets held for sale	—	54,694
Transfer of liabilities related to assets held for sale	—	43
Removal of fully depreciated commercial real estate properties	5,704	643
Contributions from common unitholder	—	3,304
Distributions to common unitholder	258,153	—
Deconsolidation of a subsidiary	280,718	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$18,169	$61,410
Restricted cash	36,667	44,304
Total cash, cash equivalents, and restricted cash	$54,836	$105,714

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)
1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 94.98% owned by SL Green Realty Corp., or SL Green, as of March 31, 2018. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
We are engaged in the acquisition, ownership, management and operation of commercial and residential real estate properties, principally office properties, and also own land for future development in the New York metropolitan area.
As of March 31, 2018, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office(2)	15	8,303,245	96.1%
	Retail(3)(4)	5	364,816	97.6%
	Development/Redevelopment	1	160,000	5.2%
	Fee Interest	1	176,530	100.0%
		22	9,004,591	94.7%
Suburban	Office(5)	13	2,150,400	84.6%
	Retail	1	52,000	100.0%
		14	2,202,400	84.9%
Total commercial properties		36	11,206,991	92.7%
Residential:
Manhattan	Residential(3)	—	222,855	95.5%
Total portfolio		36	11,429,846	92.8%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)	Includes one unconsolidated joint venture property at 919 Third Avenue comprised of approximately 1,454,000 square feet.

(3)
As of March 31, 2018, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(4)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

(5)	Includes the properties at 115-117 Stevens Avenue in Valhalla, New York, and 1-6 International Drive in Rye Brook, New York which are classified as held for sale at March 31, 2018.

As of March 31, 2018, we held debt and preferred equity investments with a book value of $1.9 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at March 31, 2018 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2017.
The consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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
We recognized $2.4 million and $4.2 million of rental revenue for the three months ended March 31, 2018 and 2017, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Identified intangible assets (included in other assets):
Gross amount	$232,571	$276,163
Accumulated amortization	(200,301)	(236,737)
Net(1)	$32,270	$39,426
Identified intangible liabilities (included in deferred revenue):
Gross amount	$315,624	$496,438
Accumulated amortization	(219,981)	(366,091)
Net(1)	$95,643	$130,347

(1)
As of March 31, 2018 and December 31, 2017, $0.1 million and $0.1 million, respectively and $0.1 million and $0.1 million, respectively, of net intangible assets and net intangible liabilities, were reclassified to assets held for sale and liabilities related to assets held for sale.

Fair Value Measurements
See Note 12, "Fair Value Measurements."
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at March 31, 2018.
Reserve for Possible Credit Losses
The reserve for possible credit losses in connection with debt and preferred equity investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality. Other factors considered include geographic trends, product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish a provision for possible credit loss on each individual investment. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the three months ended March 31, 2018 and 2017.
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

Shares Contributed by Parent Company
We present shares of SL Green common stock as a contra-equity account within general partner capital in our consolidated financial statements.
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
We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. No tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at March 31, 2018. For the three months ended March 31, 2018, 16.1%, 10.5%, 8.5%, 8.3%, 8.1%, 7.1%, and 5.4% of our annualized cash rent was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue, 750 Third Avenue, 810 Seventh Avenue, 555 West 57th Street, and 711 Third Avenue, respectively. Annualized cash rent for all other properties was below 5.0%.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In February 2018, the FASB issued Accounting Standard Update (ASU) No. 2018-03, Technical Corrections and Improvements to Financial Instruments- Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. These amendments provide additional guidance related to equity securities without a readily determinable fair value, forward contracts and options purchased on those equity securities and fair value option liabilities. The guidance will be effective for the Company in the interim period beginning after June 15, 2018. The Company has not yet adopted this new guidance and does not expect it to have a material impact on the Company’s consolidated financial statements when the new standard is implemented.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The amendments in the new standard will permit more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments. The standard will also enhance the presentation of hedge results in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company has not yet adopted the guidance, and does not expect a material impact on the Company’s consolidated financial statements when the new standard is implemented.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. As a result, entities will no longer present transfers between these items on the statement of cash flows. The Company adopted the guidance on January 1, 2018 and has included the changes in restricted cash when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 15, 2018. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the previous standard. Depending on the lease classification, lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by a lessor is largely unchanged from that applied under the previous standard. However, the presentation and disclosure in the financial statements of non-lease components such as charges to tenants for a building’s operating expenses has been updated. In January 2018, the FASB issued an exposure draft, Leases (Topic 842) Targeted Improvements, which would provide lessors with a practical expedient to not separate non-lease components from the related lease component under certain conditions. At the March 2018 Board meeting, the Board approved an amendment to the practical expedient. We anticipate the majority of our leases would qualify for the amended practical expedient. We expect this amended guidance to be finalized in 2018 and, as a result, we would adopt the practical expedient. Another impact is the measurement and presentation of ground leases under which the Company is lessee. The Company is required to record a liability for the obligation to make payments under the lease and an asset for the right to use the underlying asset during the lease term and will also apply the new expense recognition requirements given the lease classification. The Company is currently quantifying these impacts. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt this guidance January 1, 2019 and will apply the modified retrospective approach.
In January 2016, the FASB issued ASU 2016-01 (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value through earnings, to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income, use the exit price notion when measuring an instrument’s fair value for disclosure and to separately present financial assets and liabilities by measurement category and form of instrument on the balance sheet or in the notes to the financial statements. The Company adopted the guidance effective January 1, 2018, and it had no impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued a new comprehensive revenue recognition guidance which requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services (ASU 2014-09). The FASB also issued implementation guidance in March 2016, April 2016 and May 2016 - ASU’s 2016-08, 2016-10 and 2016-12, respectively. The Company adopted this guidance on January 1, 2018. Since the Company’s revenue is related to leasing activities, the adoption of this guidance did not have a material impact on the consolidated financial statements. The new guidance is applicable to service contracts with joint ventures for which the Company earns property management fees, leasing commissions and development and construction fees. The adoption of this new guidance did not change the accounting for these fees as the pattern of recognition of revenue does not change with the new guidance. We will continue to recognize revenue over time on these contracts because the customer simultaneously receives and consumes the benefits provided by our performance.
In February 2017, the FASB issued ASU No. 2017-05 to clarify the scope of asset derecognition guidance in Subtopic 610-20, which also provided guidance on accounting for partial sales of nonfinancial assets.  Subtopic 610-20 was issued in May 2014 as part of ASU 2014-09.  The Company adopted this guidance on January 1, 2018, and applied the modified retrospective approach. The Company elected to adopt the practical expedient under ASC 606, Revenue from Contracts with Customers, which allows an entity to apply the guidance only to contracts with non-customers that are open based on ASU 360-20, Real Estate Sales, (i.e. failed sales) as of the adoption date. The adoption had no impact on the consolidated financial statements as the Company had no open contracts based on ASC 360-20 as of December 31, 2017.
3. Property Acquisitions
During the three months ended March 31, 2018, we did not acquire any properties from a third party.
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
During the three months ended March 31, 2018, we entered into agreements to sell the properties at 1-6 International Drive in Rye Brook, NY for a sale price of $55.0 million and the properties at 115-117 Stevens Avenue in Valhalla, New York, for a sales price of $12.0 million. We closed on the sale of 115-117 Stevens Avenue in May 2018.
As of March 31, 2018, 1-6 International Drive and 115-117 Stevens Avenue were classified as held for sale.
In May 2018, we reached an agreement to sell the fee interest at 635 Madison Avenue for a sales price of $151 million. We expect to record a $14 million charge in connection with the sale, which will be included in depreciable real estate reserves. The transaction, subject to certain closing conditions, is expected to be completed during the third quarter of 2018.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

Property Dispositions
We did not sell any properties to a third party during the three months ended March 31, 2018.
5. Debt and Preferred Equity Investments
Below is the rollforward analysis of the activity relating to our debt and preferred equity investments for the three months ended March 31, 2018 and the twelve months ended December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Balance at beginning of period (1)	$2,114,041	$1,640,412
Debt investment originations/accretion (2)	233,370	1,142,591
Preferred equity investment originations/accretion (2)	2,074	144,456
Redemptions/sales/syndications/amortization (3)	(514,078)	(813,418)
Balance at end of period (1)	$1,835,407	$2,114,041

(1)	Net of unamortized fees, discounts, and premiums.

(2)	Accretion includes amortization of fees and discounts and paid-in-kind investment income.

(3)
Certain participations in debt investments that were sold or syndicated did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.

Debt Investments
As of March 31, 2018 and December 31, 2017, we held the following debt investments with an aggregate weighted average current yield of 9.19% at March 31, 2018 (in thousands):

Loan Type	March 31, 2018 Future Funding Obligations	March 31, 2018 Senior Financing	March 31, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mortgage Loan(3)	$—	$—	$26,380	$26,366	February 2019
Mortgage Loan	—	—	201	239	August 2019
Mezzanine Loan(4a)	—	1,160,000	206,230	204,005	March 2020
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	147,000	24,918	24,913	April 2022
Mezzanine Loan	—	280,000	35,074	34,600	August 2022
Mezzanine Loan	—	86,580	12,701	12,699	November 2023
Mezzanine Loan(4b)	—	115,000	12,934	12,932	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	340,000	15,000	15,000	November 2026
Mezzanine Loan	—	1,657,500	55,250	55,250	June 2027
Mortgage/Jr. Mortgage Loan(5)	—	—	—	250,464	—
Total fixed rate	$—	$3,896,080	$422,188	$669,968
Floating Rate Investments:
Mezzanine Loan(6)	—	40,000	19,999	19,982	April 2018
Mezzanine Loan(6)	—	75,014	23,346	34,947	April 2018
Mezzanine Loan	523	20,523	10,952	10,934	August 2018
Mortgage/Mezzanine Loan	—	—	19,965	19,940	August 2018
Mezzanine Loan	—	65,000	14,973	14,955	August 2018
Mortgage/Mezzanine Loan	—	—	16,980	16,969	September 2018
Mezzanine Loan	—	37,500	14,908	14,855	September 2018
Mortgage/Mezzanine Loan	391	—	23,609	23,609	October 2018
Mezzanine Loan	2,325	45,025	34,975	34,879	October 2018

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

Loan Type	March 31, 2018 Future Funding Obligations	March 31, 2018 Senior Financing	March 31, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Mezzanine Loan(4c)	—	85,000	15,327	15,381	December 2018
Mezzanine Loan(4d)	—	65,000	14,816	14,869	December 2018
Mezzanine Loan	—	33,000	26,947	26,927	December 2018
Mezzanine Loan	—	175,000	59,797	59,723	December 2018
Mezzanine Loan	—	45,000	12,192	12,174	January 2019
Mezzanine Loan	4,493	27,852	9,457	8,550	January 2019
Mezzanine Loan(4e)(7)	795	—	15,150	15,148	March 2019
Mezzanine Loan	—	38,000	21,951	21,939	March 2019
Mezzanine Loan	—	175,000	37,307	37,250	April 2019
Mezzanine Loan	—	265,000	24,862	24,830	April 2019
Mortgage/Jr. Mortgage Participation Loan	24,587	208,094	74,944	71,832	August 2019
Mezzanine Loan	2,034	189,829	37,867	37,851	September 2019
Mortgage/Mezzanine Loan	22,570	—	146,517	143,919	September 2019
Mezzanine Loan	—	350,000	34,773	34,737	October 2019
Mortgage/Mezzanine Loan	1,792	—	66,026	—	December 2019
Mortgage/Mezzanine Loan	21,303	—	48,245	43,845	January 2020
Mezzanine Loan	1,592	568,461	77,927	75,834	January 2020
Mortgage Loan	16,038	—	83,465	—	February 2020
Mezzanine Loan	5,993	294,036	48,490	—	March 2020
Mezzanine Loan	6,654	35,112	11,539	11,259	July 2020
Mezzanine Loan	47,557	326,552	79,477	75,428	November 2020
Mortgage/Mezzanine Loan	40,798	—	90,789	88,989	December 2020
Mortgage/Mezzanine Loan	—	—	35,179	35,152	December 2020
Jr. Mortgage Participation/Mezzanine Loan	—	60,000	15,642	15,635	July 2021
Mortgage/Mezzanine Loan(8)	—	—	—	162,553	—
Mezzanine Loan(8)	—	—	—	74,755	—
Total floating rate	$199,445	$3,223,998	$1,268,393	$1,299,650
Total	$199,445	$7,120,078	$1,690,581	$1,969,618

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition, is currently on non-accrual status and has no carrying value.

(4)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $1.3 million, (b) $12.0 million, (c) $14.6 million, (d) $14.1 million, and (e) $5.1 million.

(5)	A non-cash capital contribution to SL Green removed these loans from our consolidated balance sheet in March 2018.

(6)	This loan was extended in April 2018.

(7)	This loan was extended in March 2018.

(8)	This loan was repaid in February 2018.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

Preferred Equity Investments
As of March 31, 2018 and December 31, 2017, we held the following preferred equity investments with an aggregate weighted average current yield of 6.97% at March 31, 2018 (in thousands):

Type	March 31, 2018 Future Funding Obligations	March 31, 2018 Senior Financing	March 31, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Preferred Equity	$—	$272,000	$144,826	$144,423	April 2021
Total	$—	$272,000	$144,826	$144,423

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.
At March 31, 2018 and December 31, 2017, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which was acquired for zero and has a carrying value of zero, as further discussed in subnote 3 of the Debt Investments table above.
We have determined that we have one portfolio segment of financing receivables at March 31, 2018 and 2017 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $116.2 million and $93.4 million at March 31, 2018 and December 31, 2017, respectively. No financing receivables were 90 days past due at March 31, 2018.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of March 31, 2018 and December 31, 2017, none of our investments in unconsolidated joint ventures were VIEs. All of the investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of March 31, 2018:

Property	Partner	Ownership Interest(1)	Economic Interest(1)	Unaudited Approximate Square Feet	Acquisition Date(2)	Acquisition Price(2) (in thousands)
919 Third Avenue(3)	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000	January 2007	$1,256,727
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	277,750
Mezzanine Loan(4)	Private Investors	33.33%	33.33%	—	May 2017	15,000

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of March 31, 2018. Changes in ownership or economic interests within the current year are disclosed in the notes below.

(2)
Acquisition date and price represent the date on which the Company initially acquired an interest in the joint venture and the actual or implied gross purchase price for the joint venture on that date. Acquisition date and price are not adjusted for subsequent acquisitions or dispositions of interest.

(3)
In January 2018, the partnership agreement for our investment was modified resulting in the Company no longer having a controlling interest in this investment. As a result the investment was deconsolidated as of January 1, 2018. The Company recorded its non-controlling interest at fair value resulting in a $54.9 million fair value adjustment in the consolidated statement of operations. This fair value was allocated to the assets and liabilities, including identified intangibles of the property.

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
March 31, 2018
(unaudited)

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of March 31, 2018 and December 31, 2017, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	March 31, 2018	December 31, 2017	Maturity Date
Mezzanine Loan(1)	$27,628	$26,716	July 2036
Mezzanine Loan and Preferred Equity(2)	—	100,000
	$27,628	$126,716

(1)	The Company has the ability to convert this loan into an equity position starting in 2021 and the borrower is able to force this conversion in 2024.

(2)	The mezzanine loan was repaid and the preferred equity interest was redeemed in March 2018.

Sale of Joint Venture Interests or Properties
We did not sell any joint venture interests or properties during the three months ended March 31, 2018.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we have provided guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2018 and December 31, 2017, respectively, are as follows (amounts in thousands):

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)		March 31, 2018	December 31, 2017
Fixed Rate Debt:
919 Third Avenue	51.00%	June 2023		5.12%	$500,000	$—
Floating Rate Debt:
131-137 Spring Street	20.00%	August 2020	L+	1.55%	$141,000	$141,000
Total joint venture mortgages and other loans payable					$641,000	$141,000
Deferred financing costs, net					(2,585)	(2,862)
Total joint venture mortgages and other loans payable, net					$638,415	$138,138

(1)
Economic interest represents the Company's interests in the joint venture as of March 31, 2018. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.

(2)	Interest rates as of March 31, 2018. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.
The combined balance sheets for the unconsolidated joint ventures, at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018	December 31, 2017
Assets (1)
Commercial real estate property, net	$1,318,894	$273,116
Debt and preferred equity investments, net	42,628	141,716
Other assets	516,579	15,735
Total assets	$1,878,101	$430,567
Liabilities and members' equity (1)
Mortgages and other loans payable, net	$638,415	$138,138
Other liabilities	380,762	18,908
Members' equity	858,924	273,521
Total liabilities and members' equity	$1,878,101	$430,567
Company's investments in unconsolidated joint ventures	$380,381	$130,217

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

(1)
The combined assets, liabilities and equity for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

The combined statements of operations for the unconsolidated joint ventures for the three months ended March 31, 2018 and 2017, are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Total revenues	$36,246	$11,249
Operating expenses	6,700	211
Real estate taxes	6,748	313
Interest expense, net of interest income	6,807	825
Amortization of deferred financing costs	277	277
Depreciation and amortization	12,487	2,101
Total expenses	$33,019	$3,727
Net income (1)	$3,227	$7,522
Company's equity in net income from unconsolidated joint ventures (1)	$2,747	$4,255

(1)
The combined statements of operation and the Company's equity in net income for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

7. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at March 31, 2018 and December 31, 2017, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)		March 31, 2018	December 31, 2017
Fixed Rate Debt:
315 West 33rd Street	February 2027		4.24%	$250,000	$250,000
919 Third Avenue (2)				—	500,000
Floating Rate Debt:
2017 Master Repurchase Agreement	June 2018	L+	2.23%	$189,883	$90,809
Total mortgages and other loans payable				$439,883	$840,809
Deferred financing costs, net of amortization				(5,615)	(11,161)
Total mortgages and other loans payable, net				$434,268	$829,648

(1)	Interest rate as of March 31, 2018. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

(2)	Our investment in the property was deconsolidated as of January 1, 2018. See Note 6, "Investments in Unconsolidated Joint Ventures".
At March 31, 2018 and December 31, 2017, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $0.6 billion and $1.9 billion, respectively.
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
In June 2017, we entered into the 2017 MRA, with a maximum facility capacity of $300.0 million. In April 2018, we increased the maximum facility capacity to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. At March 31, 2018, the facility had an outstanding balance of $189.5 million, net of deferred financing costs.
In July 2016, we entered into a restated 2016 MRA, with a maximum facility capacity of $300.0 million. The facility bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral and has an initial two-year term, with a one year extension option. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period when the average daily balance is less than $150.0 million. At March 31, 2018, the facility had no outstanding balance and a carrying value of $(0.6) million, representing deferred financing costs presented within other liabilities.
8. Corporate Indebtedness
2017 Credit Facility
In November 2017, the Company, SL Green and the Operating Partnership entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into in November 2012, or the 2012 credit facility. The amendment resulted in the Company no longer being a borrower, and instead is providing a guarantee of the facility. The 2012 credit facility had a carrying value of $1.2 billion, net of deferred financing costs, as of the amendment date and was removed from our consolidated balance sheet and shown as a non-cash capital contribution. SL Green and the Operating Partnership remain borrowers jointly and severally obligated under the 2017 credit facility. As of March 31, 2018, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. SL Green and the Operating Partnership also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from the existing lenders and other financial institutions.
As of March 31, 2018, SL Green and the Operating Partnership had $11.8 million of outstanding letters of credit, zero drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.5 billion under the 2017 credit facility. At March 31, 2018 and December 31, 2017, the revolving credit facility had a carrying value of $(9.2) million and $30.3 million, respectively, net of deferred financing costs. The March 31, 2018 carrying value represents deferred financing costs and is presented within other liabilities. At March 31, 2018 and December 31, 2017, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2018 and December 31, 2017, respectively, by scheduled maturity date (amounts in thousands):

Issuance	March 31, 2018 Unpaid Principal Balance	March 31, 2018 Accreted Balance	December 31, 2017 Accreted Balance	Coupon Rate (1)	Initial Term (in Years)	Maturity Date
August 5, 2011 (2)	$250,000	$249,972	$249,953	5.00%	7	August 2018
March 16, 2010 (2)	250,000	250,000	250,000	7.75%	10	March 2020
November 15, 2012 (3)	300,000	304,920	305,163	4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000	4.27%	10	December 2025
	$900,000	$904,892	$905,116
Deferred financing costs, net		(3,724)	(4,049)
	$900,000	$901,168	$901,067

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)	In October 2017, SL Green, the Operating Partnership, and ROP, as co-obligors, issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334%.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

We provide a guaranty of the Operating Partnership's obligations under its 3.25% Senior Notes due 2022, which were issued in October 2017 and will mature in October 2022. As of March 31, 2018, the 3.25% Senior Notes due 2022 had a carrying value of $499.5 million.
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2018 and 2017, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, and senior unsecured notes as of March 31, 2018, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal	Senior Unsecured Notes	Total
Remaining 2018	$—	$—	$250,000	$250,000
2019	—	—	—	—
2020	—	189,883	250,000	439,883
2021	—	—	—	—
2022	—	—	300,000	300,000
Thereafter	—	250,000	100,000	350,000
	$—	$439,883	$900,000	$1,339,883
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest expense before capitalized interest	$15,999	$29,851
Interest capitalized	(808)	(380)
Interest income	(2)	(4)
Interest expense, net	$15,189	$29,467
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
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $0.8 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

We also recorded expenses for these services, inclusive of capitalized expenses, of $2.2 million for the three months ended March 31, 2018, for these services (excluding services provided directly to tenants), and $2.0 million for the three months ended March 31, 2017.
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $2.8 million for the three months ended March 31, 2018. The amount was $3.2 million for the three months ended March 31, 2017.
Insurance
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.1 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively.
Related Party Payable to SL Green
On August 22, 2016, we issued a promissory note to our parent company in the amount of $23.8 million which bears interest at an annual rate of 6.0%, compounded quarterly, and matures on August 22, 2018.
10. Preferred Units
Through a consolidated subsidiary, we have authorized up to 109,161 3.50% Series A Preferred Units of limited partnership interest, or the Subsidiary Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Subsidiary Series A Preferred Units in conjunction with an acquisition. The Subsidiary Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Subsidiary Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of SL Green common stock for each Subsidiary Series B Preferred Unit. As of March 31, 2018, no Subsidiary Series B Preferred Units have been issued.
ASC 815 Derivatives and Hedging requires bifurcation of certain embedded derivative instruments, such as conversion features in convertible equity instruments, and their measurement at fair value for accounting purposes. The conversion feature embedded in the Subsidiary Series A Preferred Units was evaluated, and it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The derivative is reported as a derivative liability in accrued interest and other liabilities on the accompanying consolidated balance sheet and is adjusted to its fair value at each reporting date, with a corresponding adjustment to interest expense, net of interest income. The embedded derivative for the Subsidiary Series A Preferred Units was initially recorded at a fair value of zero on July 22, 2015, the date of issuance. At March 31, 2018, the carrying amount of the derivative remained at zero.
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
March 31, 2018
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
In January 2018, the partnership agreement for our investment in 919 Third Avenue was modified resulting in the Company no longer having a controlling interest in this investment. As a result the investment was deconsolidated as of January 1, 2018. The Company recorded its non-controlling interest at fair value resulting in a $54.9 million fair value adjustment in the consolidated statement of operations. This fair value was determined using a third party valuation which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. All of which are classified as Level 3 inputs.
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

The following table provides the carrying value and fair value of these financial instruments as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,835,407	(2)	$2,114,041	(2)

Fixed rate debt	$1,154,892	$1,171,017	$1,655,116	$1,715,501
Variable rate debt	189,883	191,138	90,809	92,087
	$1,344,775	$1,362,155	$1,745,925	$1,807,588

(1)	Amounts exclude net deferred financing costs.

(2)
At March 31, 2018, debt and preferred equity investments had an estimated fair value ranging between $1.8 billion and $2.0 billion. At December 31, 2017, debt and preferred equity investments had an estimated fair value ranging between $2.1 billion and $2.3 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of March 31, 2018 and December 31, 2017. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
13. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments. As of March 31, 2018, the Company had not designated any interest rate swap agreements on any debt investment.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related senior unsecured notes. As of March 31, 2018 and December 31, 2017, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive income relating to net unrealized loss on derivative instruments, was approximately zero and $1.3 million, respectively.
The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2018	2017		2018	2017		2018	2017
Interest Rate Swap	$—	$—	Interest expense	$—	$90	Interest expense	$—	$—

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

14. Commitments and Contingencies
Legal Proceedings
As of March 31, 2018, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
Ground Leases Arrangements
The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of March 31, 2018 (in thousands):

Non-cancellable operating leases
Remaining 2018	$15,440
2019	20,586
2020	20,586
2021	20,736
2022	18,580
2023	16,274
Thereafter	273,348
Total minimum lease payments	$385,550
15. Segment Information
We have two reportable segments, real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
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
Selected consolidated results of operations for the three months ended March 31, 2018 and 2017, and selected asset information as of March 31, 2018 and December 31, 2017, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Three months ended:
March 31, 2018	$161,733	$44,496	$206,229
March 31, 2017	191,801	40,554	232,355
Income before equity in net income from unconsolidated joint ventures, equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, purchase price and other fair value adjustments, and depreciable real estate reserves

Three months ended:
March 31, 2018	$45,195	$32,631	$77,826
March 31, 2017	29,636	37,768	67,404

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total assets
As of:
March 31, 2018	$5,400,649	$1,996,521	$7,397,170
December 31, 2017	6,182,431	2,359,077	8,541,508
Income before equity in net income from unconsolidated joint ventures, equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, purchase price and other fair value adjustments, and depreciable real estate reserves represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment includes actual costs incurred for investments collateralizing the MRAs. Interest is imputed on the remaining investments using our corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments excluding marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. For the three months ended March 31, 2018 and 2017, marketing, general and administrative expenses totaled $0.1 million and $0.1 million, respectively.
There were no transactions between the above two segments.
The table below reconciles income from continuing operations to net income for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Income before equity in net income from unconsolidated joint ventures, equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, purchase price and other fair value adjustments, and depreciable real estate reserves	$77,826	$67,404
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(633)	3
Purchase price and other fair value adjustments	54,860	—
Depreciable real estate reserves	—	(56,265)
Net income	$132,053	$11,142

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
As of March 31, 2018, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties :

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office(2)	15	8,303,245	96.1%
	Retail(3)(4)	5	364,816	97.6%
	Fee Interest	1	176,530	100.0%
		22	9,004,591	94.7%
Suburban	Office(5)	13	2,150,400	84.6%
	Retail	1	52,000	100.0%
		14	2,202,400	84.9%
Total commercial properties		36	11,206,991	92.7%
Residential:
Manhattan	Residential(3)	—	222,855	95.5%
Total portfolio		36	11,429,846	92.8%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)	Includes one unconsolidated joint venture property at 919 Third Avenue comprised of approximately 1,454,000 square feet.

(3)
As of March 31, 2018, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(4)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

(5)	Includes the properties at 115-117 Stevens Avenue in Valhalla, New York, and 1-6 International Drive in Rye Brook, New York which are classified as held for sale at March 31, 2018.
As of March 31, 2018, we held debt and preferred equity investments with a book value of $1.9 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
Critical Accounting Policies
Refer to the 2017 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three months ended March 31, 2018.

Results of Operations
Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017
The following comparison for the three months ended March 31, 2018, or 2018, to the three months ended March 31, 2017, or 2017, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2017 and still owned by us in the same manner at March 31, 2018 (Same-Store Properties totaled 31 of our 33 consolidated properties),

ii.	“Acquisition Properties,” which represents all properties or interests in properties acquired in 2018 and 2017 and properties that are under development, redevelopment,

iii.	"Disposed Properties" which represents all properties sold as well as interests in properties sold or partially sold in 2018 and 2017, and

iv.	“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties,

(in thousands)	2018	2017	$ Change	% Change
Rental revenue, net	$137,497	$167,972	$(30,475)	(18.1)%
Escalation and reimbursement	20,540	24,545	(4,005)	(16.3)%
Investment income	44,496	40,554	3,942	9.7%
Other income (loss)	3,696	(716)	4,412	(616.2)%
Total revenues	206,229	232,355	(26,126)	(11.2)%

Property operating expenses	72,272	85,756	(13,484)	(15.7)%
Marketing, general and administrative	122	112	10	8.9%
Total expenses	72,394	85,868	(13,474)	(15.7)%

Operating income	133,835	146,487	(12,652)	(8.6)%

Interest expense and amortization of deferred financing costs, net of interest income	(16,744)	(31,554)	14,810	(46.9)%
Depreciation and amortization	(42,012)	(51,784)	9,772	(18.9)%
Equity in net income from unconsolidated joint ventures	2,747	4,255	(1,508)	(35.4)%
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(633)	3	(636)	(21,200.0)%
Purchase price and other fair value adjustments	54,860	—	54,860	100.0%
Depreciable real estate reserves	—	(56,265)	56,265	(100.0)%
Net income	132,053	11,142	120,911	1,085.2%
Rental, Escalation and Reimbursement Revenues
Rental revenue decreased primarily as a result of the effect of the deconsolidation of 919 Third Avenue ($23.9 million) and Disposed Properties ($8.5 million) partially offset by increased rental revenue at our Same-Store properties ($2.4 million).
Escalation and reimbursement revenue decreased primarily as a result of the effect of the deconsolidation of 919 Third Avenue ($5.1 million), partially offset by increased recoveries at our Same-Store properties ($1.9 million).

Investment Income
For the three months ended March 31, 2018, investment income increased primarily as a result of a larger weighted average balance compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.0 billion and 9.2%, respectively, compared to $1.6 billion and 9.4%, respectively, for the same period in 2017. As of March 31, 2018, the debt and preferred equity investments had a weighted average term to maturity of 2.1 years excluding extension options.
Other Income
Other income increased primarily as a result greater lease termination income recognized at the Same-Store properties ($3.4 million).
Property Operating Expenses
Property operating expenses decreased primarily due to the deconsolidation of 919 Third Avenue ($12.4 million).
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily as a result of the deconsolidation of 919 Third Avenue ($6.6 million) in the first quarter of 2018 and amendment of the 2012 credit facility ($8.0 million). The weighted average consolidated debt balance outstanding was $1.3 billion for the three months ended March 31, 2018 compared to $2.9 billion for the three months ended March 31, 2017. The consolidated weighted average interest rate was 5.09% for three months ended March 31, 2018 as compared to 3.91% for the three months ended March 31, 2017.

Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of the deconsolidation of 919 Third Avenue ($7.4 million).
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures decreased primarily as a result of the repayment of a debt position held in an unconsolidated joint venture ($1.5 million) in 2017. 919 Third Avenue, which was deconsolidated in the first quarter of 2018, contributed $1.1 million to equity in net income from unconsolidated joint ventures.
Equity in Net Income on Sale of Interest in Unconsolidated Joint Venture/Real Estate
During the three months ended March 31, 2017, we recorded a $56.3 million charge in connection with 520 White Plains Road in Tarrytown, NY, and 680/750 Washington Boulevard in Stamford, Connecticut.
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
Cash, cash equivalents, and restricted cash were $54.8 million and $105.7 million at March 31, 2018 and 2017, respectively, representing a decrease of $50.9 million. The decrease was a result of the following changes in cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
Net cash provided by operating activities	$91,659	$69,287	$22,372
Net cash (used in) provided by investing activities	$58,270	$28,872	$29,398
Net cash (used in) financing activities	$(172,223)	$(95,864)	$(76,359)
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At March 31, 2018, our operating portfolio was 92.8% occupied. Our debt and preferred equity investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.
During the three months ended March 31, 2018, when compared to the three months ended March 31, 2017, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate properties	$226
Additions to land, buildings and improvements	(23,474)
Investments in unconsolidated joint ventures	(18,062)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	102,101
Net proceeds from disposition of real estate/joint venture interest	—
Other investments	(54,090)
Origination of debt and preferred equity investments	173,025
Repayments or redemption of debt and preferred equity investments	(150,328)
Decrease in net cash provided by investing activities	$29,398
Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $13.1 million for the three months ended March 31, 2017 to $36.6 million for the three months ended March 31, 2018, relating primarily to increased costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through the sale of real estate, property-level financing, our 2012 credit facility, our MRA facilities, and senior unsecured notes. During the three months ended March 31, 2018, when compared to the three months ended March 31, 2017, we used cash for the following financing activities (in thousands):

Proceeds from mortgages and other loans payable	$(150,926)
Proceeds from revolving credit facility and senior unsecured notes	(277,800)
Repayments of revolving credit facility and senior unsecured notes	277,800
Distributions to noncontrolling interests in other partnerships	(42)
Contributions from common unitholder	(213,725)
Distributions to common and preferred unitholders	285,547
Deferred loan costs and capitalized lease obligation	2,787
Decrease in net cash used in financing activities	$(76,359)
Capitalization
All of our issued and outstanding Class A common units are owned by Wyoming Acquisition GP LLC or the Operating Partnership.

Indebtedness
2017 Credit Facility
In November 2017, the Company, SL Green and the Operating Partnership entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into in November 2012, or the 2012 credit facility. The amendment resulted in the Company no longer being a borrower, and instead is providing a guarantee of the facility. The 2012 credit facility had a carrying value of $1.2 billion, net of deferred financing costs, as of the amendment date and was removed from our consolidated balance sheet and shown as a non-cash capital contribution. SL Green and the Operating Partnership remain borrowers jointly and severally obligated under the 2017 credit facility. As of March 31, 2018, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. SL Green and the Operating Partnership also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from the existing lenders and other financial institutions.
As of March 31, 2018, SL Green and the Operating Partnership had $11.8 million of outstanding letters of credit, zero drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.5 billion under the 2017 credit facility. At March 31, 2018 and December 31, 2017, the revolving credit facility had a carrying value of $(9.2) million and $30.3 million, respectively, net of deferred financing costs. The March 31, 2018 carrying value represents deferred financing costs and is presented within other liabilities. At March 31, 2018 and December 31, 2017, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2018 and 2017, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2018 would decrease our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by approximately $10.8 million. At March 31, 2018, 69.1% of our $1.8 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $1.2 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of March 31, 2018 bore interest based on a spread of LIBOR plus 223 basis points.
Contractual Obligations
Refer to our 2017 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2018.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including debt and preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements.

Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2018, we expect to incur $70.5 million of recurring capital expenditures and $40.1 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings, or additional debt issuances.
Insurance
We are insured through a program administered by SL Green. SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets. Additionally, SL Green's captive insurance company, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger, although if Belmont is required to pay a claim under SL Green's insurance policies, SL Green would ultimately record the loss to the extent of Belmont's required payment. As of March 31, 2018, SL Green's second captive insurance company, Ticonderoga Insurance Company, or Ticonderoga, reinsures the NBCR risk that was retained by Belmont. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under debt our instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont provides coverage solely on properties owned by SL Green or its affiliates.
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
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.1 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2017. Our exposures to market risk have not changed materially since December 31, 2017.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of March 31, 2018, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A.  RISK FACTORS
As of March 31, 2018 there have been no material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K. We encourage you to read “Part I. Item 1A. Risk Factors” in the 2017 Annual Report on Form 10-K for SL Green Realty Corp., our indirect parent company.
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

Date: May 15, 2018