Form 10-Q
period 2018-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2018-08-13
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of August 13, 2018, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

Reckson Operating Partnership, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,274,981	$1,704,142
Building and improvements	3,172,505	4,251,610
Building leasehold and improvements	1,073,703	1,073,703
	5,521,189	7,029,455
Less: accumulated depreciation	(1,246,512)	(1,492,603)
	4,274,677	5,536,852
Assets held for sale	54,694	67,228
Cash and cash equivalents	36,069	36,013
Restricted cash	36,658	41,117
Tenant and other receivables, net of allowance of $7,209 and $7,237 in 2018 and 2017, respectively	23,010	31,006
Deferred rents receivable, net of allowance of $9,834 and $11,189 in 2018 and 2017, respectively	183,972	233,300
Debt and preferred equity investments, net of discounts and deferred origination fees of $23,216 and $25,507 in 2018 and 2017, respectively	2,168,515	2,114,041
Investments in unconsolidated joint ventures	513,889	130,217
Deferred costs, net of accumulated amortization of $77,824 and $77,176 in 2018 and 2017, respectively	73,539	106,136
Other assets	216,152	245,598
Total assets(1)	$7,581,175	$8,541,508
Liabilities
Mortgages and other loans payable, net	$543,907	$829,648
Unsecured notes, net	901,301	901,067
Accrued interest payable	12,857	14,999
Other liabilities	69,278	92,514
Accounts payable and accrued expenses	56,118	60,819
Related party payables	23,808	23,808
Deferred revenue	18,608	134,650
Deferred land leases payable	1,935	1,888
Dividends payable	807	807
Security deposits	38,280	39,085
Liabilities related to assets held for sale	42	42
Total liabilities(1)	1,666,941	2,099,327

Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	June 30, 2018	December 31, 2017
	(unaudited)
Commitments and contingencies	—	—
Preferred units	109,161	109,161

Capital
General partner capital	5,780,209	6,012,134
Limited partner capital	—	—
Accumulated other comprehensive loss	—	(1,259)
Total ROP partner's capital	5,780,209	6,010,875
Noncontrolling interests in other partnerships	24,864	322,145
Total capital	5,805,073	6,333,020
Total liabilities and capital	$7,581,175	$8,541,508

1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs: $45.1 million and $268.6 million of land, $0.2 billion and $1.3 billion of building and improvements, $19.0 million and $319.1 million of accumulated depreciation, $623.3 million and $143.9 million of other assets included in other line items, $0.0 million and $495.0 million of real estate debt, net, $0.0 million and $2.1 million of accrued interest payable, and $10.1 million and $48.8 million of other liabilities included in other line items as of June 30, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental revenue, net	$135,623	$167,058	$273,120	$335,030
Escalation and reimbursement	19,368	22,897	39,908	47,442
Investment income	49,466	60,424	93,962	100,978
Other income	6,591	1,433	10,287	717
Total revenues	211,048	251,812	417,277	484,167
Expenses
Operating expenses, including related party expenses of $6,176 and $12,157 in 2018, and $6,649 and $13,178 in 2017, respectively.	32,513	38,765	67,363	80,490
Real estate taxes	32,146	38,826	64,545	77,622
Ground rent	5,286	5,235	10,309	10,470
Interest expense, net of interest income	17,171	32,108	32,360	61,575
Amortization of deferred financing costs	1,501	2,039	3,056	4,126
Depreciation and amortization	41,284	50,773	83,296	102,557
Transaction related costs	281	2	281	2
Marketing, general and administrative	152	117	274	229
Total expenses	130,334	167,865	261,484	337,071
Income before equity in net income from unconsolidated joint ventures, equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate, purchase price and other fair value adjustments, (loss) gain on sale of real estate, and depreciable real estate reserves	80,714	83,947	155,793	147,096
Equity in net income from unconsolidated joint ventures	1,252	3,180	3,999	7,435
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	270	—	(363)	3
Purchase price and other fair value adjustments	—	—	54,860	—
(Loss) gain on sale of real estate	(14,863)	4,933	(14,863)	4,933
Depreciable real estate reserves	—	(29,063)	—	(85,328)
Net income	67,373	62,997	199,426	74,139
Net (income) loss attributable to noncontrolling interests in other partnerships	(212)	18,134	(504)	18,120
Preferred units distributions	(955)	(955)	(1,910)	(1,908)
Net income attributable to ROP common unitholder	$66,206	$80,176	$197,012	$90,351

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to ROP common unitholder	$66,206	$80,176	$197,012	$90,351
Other comprehensive income:
Change in net unrealized gain on derivative instruments	—	90	—	180
Comprehensive income attributable to ROP common unitholder	$66,206	$80,266	$197,012	$90,531

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2017	$6,012,134	$—	$322,145	$(1,259)	$6,333,020
Contributions	1,113,642	—	—	1,259	1,114,901
Distributions	(1,542,579)	—	(645)	—	(1,543,224)
Deconsolidation of partially owned entity	—	—	(297,140)	—	(297,140)
Net income	197,012	—	504	—	197,516
Balance at June 30, 2018	$5,780,209	$—	$24,864	$—	$5,805,073

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$199,426	$74,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,352	106,683
Equity in net income from unconsolidated joint ventures	(3,999)	(7,435)
Distributions of cumulative earnings from unconsolidated joint ventures	3,706	9,479
Equity in net gain (loss) on sale of interest in unconsolidated joint venture interest/real estate	363	(3)
Purchase price and other fair value adjustments	(54,860)	—
Loss (gain) on sale of real estate	14,863	(4,933)
Depreciable real estate reserves	—	85,328
Deferred rents receivable	2,272	(6,446)
Other non-cash adjustments	(20,774)	(24,586)
Changes in operating assets and liabilities:
Tenant and other receivables	(2,514)	2,949
Deferred lease costs	(5,511)	(6,713)
Other assets	(3,409)	(18,061)
Accounts payable, accrued expenses, other liabilities and security deposits	9,240	1,985
Deferred revenue and land leases payable	(2,974)	(4,508)
Net cash provided by operating activities	222,181	207,878
Investing Activities
Acquisitions of real estate properties	226	—
Additions to land, buildings and improvements	(56,790)	(51,777)
Capital improvements/acquisition deposits/deferred purchase price	1,500	—
Investments in unconsolidated joint ventures	(18,070)	(84)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	104,071	48,616
Net proceeds from disposition of real estate/joint venture interest	156,163	58,248
Other investments	(23,166)	28,459
Origination of debt and preferred equity investments	(603,575)	(854,577)
Repayments or redemption of debt and preferred equity investments	310,813	633,140
Net cash provided by investing activities	(128,828)	(137,975)
Financing Activities
Proceeds from mortgages and other loans payable	$209,191	$250,000
Proceeds from revolving credit facility and senior unsecured notes	—	1,072,800
Repayments of revolving credit facility and senior unsecured notes	—	(872,800)
Distributions to noncontrolling interests in other partnerships	(645)	(221)
Contributions from common unitholder	981,135	1,775,488
Distributions to common and preferred unitholders	(1,286,336)	(2,272,349)
Other obligations related to loan participations	—	10,000
Deferred loan costs and capitalized lease obligation	(1,101)	(4,314)
Net cash used in financing activities	(97,756)	(41,396)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,403)	28,507
Cash, cash equivalents, and restricted cash at beginning of year	77,130	103,419
Cash, cash equivalents, and restricted cash at end of period	$72,727	$131,926

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$9,400	$4,986
Transfer of assets related to assets held for sale	—	173,918
Transfer of liabilities related to assets held for sale	—	149
Removal of fully depreciated commercial real estate properties	11,540	202
Contributions from common unitholder	132,507	138,304
Distributions to common unitholder	258,153	—
Deconsolidation of a subsidiary	280,718	3,520
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$36,069	$50,978
Restricted cash	36,658	80,948
Total cash, cash equivalents, and restricted cash	$72,727	$131,926

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)
1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 94.80% owned by SL Green Realty Corp., or SL Green, as of June 30, 2018. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
We are engaged in the acquisition, ownership, management and operation of commercial and residential real estate properties, principally office properties, and also own land for future development in the New York metropolitan area.
As of June 30, 2018, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office(2)(3)	15	8,303,245	96.0%
	Retail(4)(5)	5	364,816	97.6%
	Development/Redevelopment	1	160,000	3.0%
	Fee Interest	—	—	—%
		21	8,828,061	94.4%
Suburban	Office(6)	12	1,972,400	86.0%
	Retail	1	52,000	100.0%
		13	2,024,400	86.4%
Total commercial properties		34	10,852,461	92.9%
Residential:
Manhattan	Residential(4)	—	222,855	95.5%
Total portfolio		34	11,075,316	92.9%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)	Includes one unconsolidated joint venture property at 919 Third Avenue comprised of approximately 1,454,000 square feet.

(3)	Includes one unconsolidated TIC interest at 2 Herald Square, which is under contract for sale as of June 30, 2018.

(4)
As of June 30, 2018, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(5)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

(6)	Includes the properties at 1-6 International Drive in Rye Brook, New York which are classified as held for sale at June 30, 2018.

As of June 30, 2018, we held debt and preferred equity investments with a book value of $2.2 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2018
(unaudited)

Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at June 30, 2018 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2017.
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
We recognized $1.8 million and $4.2 million of rental revenue for the three and six months ended June 30, 2018, respectively, and $4.2 million and $8.4 million for the three and six months ended June 30, 2017, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2018
(unaudited)

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Identified intangible assets (included in other assets):
Gross amount	$213,421	$276,163
Accumulated amortization	(198,189)	(236,737)
Net(1)	$15,232	$39,426
Identified intangible liabilities (included in deferred revenue):
Gross amount	$230,275	$496,438
Accumulated amortization	(212,998)	(366,091)
Net(1)	$17,277	$130,347

(1)
As of June 30, 2018 and December 31, 2017, $0.1 million and $0.1 million, respectively and $0.1 million and $0.1 million, respectively, of net intangible assets and net intangible liabilities, were reclassified to assets held for sale and liabilities related to assets held for sale.

Fair Value Measurements
See Note 12, "Fair Value Measurements."
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at June 30, 2018.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the three and six months ended June 30, 2018 and 2017.
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
June 30, 2018
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
We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. No tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at June 30, 2018. For the three months ended June 30, 2018, 16.0%, 10.5%, 8.5%, 8.3%, 8.1%, 7.2%, 7.1%, 6.8% and 5.5% of our annualized cash rent was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue, 750 Third Avenue, 810 Seventh Avenue, 555 West 57th Street, 125 Park Avenue, 1350 Avenue of the Americas, and 711 Third Avenue, respectively. Annualized cash rent for all other properties was below 5.0%.
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
June 30, 2018
(unaudited)

guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, and in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This guidance requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the previous standard. Depending on the lease classification, lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by a lessor, inclusive of the effect of a practical expedient offered in ASU No. 2018-11 that allows lessors to not separate non-lease components from the related lease components under certain conditions, which the Company expects most of its leases to qualify for and to adopt, is largely unchanged from that applied under the previous standard. However, the Company will apply this guidance to the ground leases under which the Company is lessee. The Company is required to record a liability for the obligation to make payments under the lease and an asset for the right to use the underlying asset during the lease term and will also apply the new expense recognition requirements given the lease classification. The Company is currently quantifying these impacts. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt this guidance January 1, 2019 and will apply the modified retrospective approach.
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
3. Property Acquisitions
During the six months ended June 30, 2018, we did not acquire any properties from a third party.
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of June 30, 2018, 1-6 International Drive was classified as held for sale. We closed on the sale of 1-6 International Drive in July 2018.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2018
(unaudited)

Property Dispositions
The following table summarizes the properties sold during the six months ended June 30, 2018:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price(1) (in millions)	Gain (loss)(2) (in millions)
115-117 Stevens Avenue	May 2018	Fee Interest	178,000	$12.0	$(0.7)
635 Madison Avenue	June 2018	Fee Interest	176,530	153.0	(14.1)

(1)	Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.

(2)	Gain (loss) on sale amounts do not include adjustments for expenses recorded in subsequent periods.
5. Debt and Preferred Equity Investments
Below is a summary of the activity relating to our debt and preferred equity investments for the six months ended June 30, 2018 and the twelve months ended December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Balance at beginning of period (1)	$2,114,041	$1,640,412
Debt investment originations/accretion (2)	611,686	1,142,591
Preferred equity investment originations/accretion (2)	4,177	144,456
Redemptions/sales/syndications/amortization (3)	(561,389)	(813,418)
Balance at end of period (1)	$2,168,515	$2,114,041

(1)	Net of unamortized fees, discounts, and premiums.

(2)	Accretion includes amortization of fees and discounts and paid-in-kind investment income.

(3)
Certain participations in debt investments that were sold or syndicated did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.

Debt Investments
As of June 30, 2018 and December 31, 2017, we held the following debt investments with an aggregate weighted average current yield of 9.06% at June 30, 2018 (in thousands):

Loan Type	June 30, 2018 Future Funding Obligations	June 30, 2018 Senior Financing	June 30, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mortgage Loan(3)(4)	$—	$—	$26,394	$26,366	February 2019
Mortgage Loan	—	—	164	239	August 2019
Mezzanine Loan(5a)	—	1,160,000	208,506	204,005	March 2020
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	147,000	24,922	24,913	April 2022
Mezzanine Loan	—	280,000	35,564	34,600	August 2022
Mezzanine Loan(6)	—	86,201	12,702	12,699	November 2023
Mezzanine Loan(5b)	—	115,000	12,936	12,932	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	340,000	15,000	15,000	November 2026
Mezzanine Loan	—	1,657,500	55,250	55,250	June 2027
Mortgage/Jr. Mortgage Loan(7)	—	—	—	250,464
Total fixed rate	$—	$3,895,701	$424,938	$669,968
Floating Rate Investments:
Mezzanine Loan	—	20,523	10,970	10,934	August 2018
Mortgage/Mezzanine Loan(8)	—	—	19,990	19,940	August 2018
Mezzanine Loan(9)	—	65,000	14,992	14,955	August 2018

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2018
(unaudited)

Loan Type	June 30, 2018 Future Funding Obligations	June 30, 2018 Senior Financing	June 30, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Mortgage/Mezzanine Loan	—	—	16,992	16,969	September 2018
Mezzanine Loan(10)	—	37,500	14,961	14,855	September 2018
Mezzanine Loan	2,325	45,025	35,072	34,879	October 2018
Mezzanine Loan(5c)	—	150,000	15,347	15,381	December 2018
Mezzanine Loan(5d)	—	—	14,836	14,869	December 2018
Mezzanine Loan	—	33,000	26,967	26,927	December 2018
Mezzanine Loan	—	175,000	59,873	59,723	December 2018
Mezzanine Loan(11)	—	45,000	12,211	12,174	January 2019
Mezzanine Loan	4,000	29,291	9,980	8,550	January 2019
Mezzanine Loan(5e)(12)	795	—	15,150	15,148	March 2019
Mezzanine Loan	—	38,000	21,964	21,939	March 2019
Mezzanine Loan(13)	—	40,000	19,958	19,982	April 2019
Mezzanine Loan(13)	—	61,130	21,718	34,947	April 2019
Mezzanine Loan	—	175,000	37,355	37,250	April 2019
Mezzanine Loan	—	265,000	24,895	24,830	April 2019
Mortgage/Jr. Mortgage Participation Loan	20,065	220,572	79,551	71,832	August 2019
Mezzanine Loan(10)	2,034	189,829	37,884	37,851	September 2019
Mortgage/Mezzanine Loan	20,560	—	168,369	143,919	September 2019
Mezzanine Loan	—	350,000	34,810	34,737	October 2019
Mortgage/Mezzanine Loan	1,306	—	46,168	—	December 2019
Mortgage/Mezzanine Loan	17,627	—	51,981	43,845	January 2020
Mezzanine Loan	1,123	571,863	78,462	75,834	January 2020
Mortgage Loan	14,786	—	84,783	—	February 2020
Mezzanine Loan	3,878	306,711	50,669	—	March 2020
Mortgage/Mezzanine Loan	45,019	—	333,290	—	April 2020
Mezzanine Loan	6,386	35,912	11,829	11,259	July 2020
Mezzanine Loan	44,088	340,558	83,065	75,428	November 2020
Mortgage and Mezzanine Loan	38,200	—	93,498	88,989	December 2020
Mortgage and Mezzanine Loan	—	—	35,207	35,152	December 2020
Jr. Mortgage Participation/Mezzanine Loan	—	60,000	15,648	15,635	July 2021
Mortgage/Mezzanine Loan (14)	—	—	—	162,553
Mortgage/Mezzanine Loan (14)	—	—	—	74,755
Mortgage/Mezzanine Loan (15)	—	—	—	23,609
Total floating rate	$222,192	$3,254,914	$1,598,445	$1,299,650
Total	$222,192	$7,150,615	$2,023,383	$1,969,618

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation has been a nonperforming loan since acquisition, is currently on non-accrual status and has no carrying value.

(4)	This loan was repaid in August 2018.

(5)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $1.3 million, (b) $12.0 million, (c) $14.6 million, (d) $14.1 million, and (e) $5.1 million.

(6)
The loan's June interest payment was outstanding at June 30, 2018 and was subsequently received in July 2018. The loan was evaluated in accordance with our loan review procedures and the Company concluded that the fair value of the collateral exceeded the carrying amount of the loan.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2018
(unaudited)

(7)	These loans were distributed to SL Green in March 2018.

(8)	This loan was extended in August 2018.

(9)	This loan was extended in July 2018.

(10)	This loan was repaid in July 2018.

(11)
In July 2018, the Company accepted an assignment of the property in-lieu of repayment of the loan, and marked the assets received and liabilities assumed to fair value, which exceeded the carrying value of the loan.

(12)	This loan was extended in March 2018.

(13)	This loan was extended in April 2018.

(14)	This loan was repaid in February 2018.

(15)	This loan was sold in May 2018.
Preferred Equity Investments
As of June 30, 2018 and December 31, 2017, we held the following preferred equity investments with an aggregate weighted average current yield of 5.73% at June 30, 2018 (in thousands):

Type	June 30, 2018 Future Funding Obligations	June 30, 2018 Senior Financing	June 30, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Preferred Equity	$—	$272,000	$145,132	$144,423	April 2021
Total	$—	$272,000	$145,132	$144,423

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.
At June 30, 2018, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which was acquired for zero and has a carrying value of zero, as discussed in subnote 3 of the Debt Investments table above, and a mezzanine loan for which the June 2018 interest payment was outstanding as of June 30, 2018 and was subsequently received in July 2018, as discussed in subnote 6 of the Debt Investments table above.
At December 31, 2017, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments with the exception of a junior mortgage participation acquired in September 2014, which was acquired for zero and has a carrying value of zero, as discussed in subnote 3 of the Debt Investments table above, and our investment in 2 Herald Square, which was purchased in maturity default and was subsequently distributed to SL Green in the first quarter of 2018. In May 2018, SL Green was the successful bidder for the leasehold interest at the foreclosure of the asset and assigned the Company a 49.0% tenancy in common interest in the leasehold interest.
We have determined that we have one portfolio segment of financing receivables at June 30, 2018 and December 31, 2017 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $117.9 million and $93.4 million at June 30, 2018 and December 31, 2017, respectively. No financing receivables were 90 days past due at June 30, 2018.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of June 30, 2018 and December 31, 2017, none of our investments in unconsolidated joint ventures were VIEs. All of the investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of June 30, 2018:

Property	Partner	Ownership Interest(1)	Economic Interest(1)	Unaudited Approximate Square Feet	Acquisition Date(2)	Acquisition Price(2) (in thousands)
919 Third Avenue(3)	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000	January 2007	$1,256,727
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	277,750
Mezzanine Loan(4)	Private Investors	33.33%	33.33%	—	May 2017	15,000
2 Herald Square(5)	(5)	49.00%	49.00%	369,000	May 2018	266,000

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of June 30, 2018. Changes in ownership or economic interests within the current year are disclosed in the notes below.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2018
(unaudited)

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

(4)
In May 2017, the Company contributed a mezzanine loan secured by a commercial property in midtown Manhattan to a joint venture and retained a 33.33% interest in the venture. The carrying value is net of $10.0 million that was sold, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting. The loan was repaid in August 2018.

(5)
In May 2018, SL Green assigned the Company a 49.0% tenancy-in-common interest in the leasehold interest in 2 Herald Square and entered into an agreement to sell this investment. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of June 30, 2018 and December 31, 2017, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	June 30, 2018	December 31, 2017	Maturity Date
Mezzanine Loan(1)	$28,105	$26,716	July 2036
Mezzanine Loan and Preferred Equity(2)	—	100,000
	$28,105	$126,716

(1)	The Company was redeemed on this investment in July 2018.

(2)	The mezzanine loan was repaid and the preferred equity interest was redeemed in March 2018.

Sale of Joint Venture Interests or Properties
We did not sell any joint venture interests or properties during the six months ended June 30, 2018.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we have provided guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2018 and December 31, 2017, respectively, are as follows (amounts in thousands):

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)		June 30, 2018	December 31, 2017
Fixed Rate Debt:
919 Third Avenue	51.00%	June 2023		5.12%	$500,000	$—
Floating Rate Debt:
131-137 Spring Street	20.00%	August 2020	L+	1.55%	$141,000	$141,000
Total joint venture mortgages and other loans payable					$641,000	$141,000
Deferred financing costs, net					(2,308)	(2,862)
Total joint venture mortgages and other loans payable, net					$638,692	$138,138

(1)
Economic interest represents the Company's interests in the joint venture as of June 30, 2018. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.

(2)	Interest rates as of June 30, 2018. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2018
(unaudited)

The combined balance sheets for the unconsolidated joint ventures, at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018	December 31, 2017
Assets (1)
Commercial real estate property, net	$1,851,576	$273,116
Debt and preferred equity investments, net	43,105	141,716
Other assets	502,804	15,735
Total assets	$2,397,485	$430,567
Liabilities and members' equity (1)
Mortgages and other loans payable, net	$638,692	$138,138
Other liabilities	627,992	18,908
Members' equity	1,130,801	273,521
Total liabilities and members' equity	$2,397,485	$430,567
Company's investments in unconsolidated joint ventures	$513,889	$130,217

(1)
The combined assets, liabilities and equity for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

The combined statements of operations for the unconsolidated joint ventures for the three and six months ended June 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues	$34,115	$8,347	$70,362	$19,594
Operating expenses	5,566	243	12,266	454
Real estate taxes	6,748	318	13,496	632
Interest expense, net of interest income	6,990	909	13,797	1,734
Amortization of deferred financing costs	277	277	554	554
Depreciation and amortization	12,607	2,101	25,094	4,202
Total expenses	$32,188	$3,848	$65,207	$7,576
Net income (1)	$1,927	$4,499	$5,155	$12,018
Company's equity in net income from unconsolidated joint ventures (1)	$1,252	$3,180	$3,999	$7,435

(1)
The combined statements of operation and the Company's equity in net income for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2018
(unaudited)

7. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at June 30, 2018 and December 31, 2017, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)		June 30, 2018	December 31, 2017
Fixed Rate Debt:
315 West 33rd Street	February 2027		4.24%	$250,000	$250,000
919 Third Avenue (2)				—	500,000
Floating Rate Debt:
2017 Master Repurchase Agreement (3)	June 2019	L+	2.34%	$300,000	$90,809
Total mortgages and other loans payable				$550,000	$840,809
Deferred financing costs, net of amortization				(6,093)	(11,161)
Total mortgages and other loans payable, net				$543,907	$829,648

(1)	Interest rate as of June 30, 2018. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

(2)	Our investment in the property was deconsolidated as of January 1, 2018. See Note 6, "Investments in Unconsolidated Joint Ventures".

(3)	In June 2018, we exercised a 12-month extension option.
At June 30, 2018 and December 31, 2017, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $1.0 billion and $1.9 billion, respectively.
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
In June 2017, we entered into the 2017 MRA, with a maximum facility capacity of $300.0 million. In April 2018, we increased the maximum facility capacity to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. In June 2018, we exercised a one year extension option. At June 30, 2018, the facility had an outstanding balance of $299.2 million, net of deferred financing costs.
In July 2016, we entered into a restated 2016 MRA, with a maximum facility capacity of $300.0 million. In June 2018, we terminated the restated 2016 MRA. The facility bore interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral and had an initial two-year term, with a one year extension option. Since December 6, 2015, we had been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period when the average daily balance was less than $150.0 million.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2018
(unaudited)

8. Corporate Indebtedness
2017 Credit Facility
In November 2017, the Company, SL Green and the Operating Partnership entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into in November 2012, or the 2012 credit facility. The amendment resulted in the Company no longer being a borrower, and instead is providing a guarantee of the facility. The 2012 credit facility had a carrying value of $1.2 billion, net of deferred financing costs, as of the amendment date and was removed from our consolidated balance sheet and shown as a non-cash capital contribution. SL Green and the Operating Partnership remain borrowers jointly and severally obligated under the 2017 credit facility. As of June 30, 2018, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. SL Green and the Operating Partnership also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from the existing lenders and other financial institutions.
As of June 30, 2018, SL Green and the Operating Partnership had $11.8 million of outstanding letters of credit, $360.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.1 billion under the 2017 credit facility. At June 30, 2018 and December 31, 2017, the revolving credit facility had a carrying value of $351.3 million and $30.3 million, respectively, net of deferred financing costs. At June 30, 2018 and December 31, 2017, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2018 and December 31, 2017, respectively, by scheduled maturity date (amounts in thousands):

Issuance	June 30, 2018 Unpaid Principal Balance	June 30, 2018 Accreted Balance	December 31, 2017 Accreted Balance	Coupon Rate (1)	Initial Term (in Years)	Maturity Date
August 5, 2011 (2)	$250,000	$249,991	$249,953	5.00%	7	August 2018
March 16, 2010 (2)	250,000	250,000	250,000	7.75%	10	March 2020
November 15, 2012 (3)	300,000	304,673	305,163	4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000	4.27%	10	December 2025
	$900,000	$904,664	$905,116
Deferred financing costs, net		(3,363)	(4,049)
	$900,000	$901,301	$901,067

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)	In October 2017, SL Green, the Operating Partnership, and ROP, as co-obligors, issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334%.
We provide a guaranty of the Operating Partnership's obligations under its 3.25% Senior Notes due 2022, which were issued in October 2017 and will mature in October 2022. As of June 30, 2018, the 3.25% Senior Notes due 2022 had a carrying value of $499.5 million.
We also provide a guaranty of the Operating Partnership's obligations under its $350.0 million Senior Notes due 2021, which were issued in August 2018. The notes bear interest at a floating rate, reset quarterly, equal to three-month LIBOR plus 98 basis points. The notes will mature in August 2021 and can be redeemed at par beginning in August 2019.
Restrictive Covenants

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2018
(unaudited)

The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2018 and December 31, 2017, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, and senior unsecured notes as of June 30, 2018, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal	Senior Unsecured Notes	Total
Remaining 2018	$—	$—	$250,000	$250,000
2019	—	—	—	—
2020	—	300,000	250,000	550,000
2021	—	—	—	—
2022	—	—	300,000	300,000
Thereafter	—	250,000	100,000	350,000
	$—	$550,000	$900,000	$1,450,000
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense before capitalized interest	$18,678	$32,231	$34,677	$62,082
Interest capitalized	(1,506)	(122)	(2,314)	(502)
Interest income	(1)	(1)	(3)	(5)
Interest expense, net	$17,171	$32,108	$32,360	$61,575
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
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $0.9 million and $1.7 million for the three and six months ended June 30, 2018, respectively, and was $0.9 million and $1.7 million for the three and six months ended June 30, 2017, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $2.4 million and $4.6 million for the three and six months ended June 30, 2018, respectively, for these services (excluding services provided directly to tenants), and $2.4 million and $4.4 million for the three and six months ended June 30, 2017, respectively.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2018
(unaudited)

Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $2.8 million and $5.6 million for the three and six months ended June 30, 2018, respectively. The amount was $3.0 million and $6.2 million for the three and six months ended June 30, 2017, respectively.
Insurance
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.1 million and $2.2 million for the three and six months ended June 30, 2018, respectively. We incurred insurance expense of approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2017, respectively.
Related Party Payable to SL Green
On August 22, 2016, we issued a promissory note to our parent company in the amount of $23.8 million which bears interest at an annual rate of 6.0%, compounded quarterly, and matures on August 22, 2018.
10. Preferred Units
Through a consolidated subsidiary, we have authorized up to 109,161 3.50% Series A Preferred Units of limited partnership interest, or the Subsidiary Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Subsidiary Series A Preferred Units in conjunction with an acquisition. The Subsidiary Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Subsidiary Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of SL Green common stock for each Subsidiary Series B Preferred Unit. As of June 30, 2018, no Subsidiary Series B Preferred Units have been issued.
ASC 815 Derivatives and Hedging requires bifurcation of certain embedded derivative instruments, such as conversion features in convertible equity instruments, and their measurement at fair value for accounting purposes. The conversion feature embedded in the Subsidiary Series A Preferred Units was evaluated, and it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The derivative is reported as a derivative liability in accrued interest and other liabilities on the accompanying consolidated balance sheet and is adjusted to its fair value at each reporting date, with a corresponding adjustment to interest expense, net of interest income. The embedded derivative for the Subsidiary Series A Preferred Units was initially recorded at a fair value of zero on July 22, 2015, the date of issuance. At June 30, 2018, the carrying amount of the derivative remained at zero.
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2018
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
The following table provides the carrying value and fair value of these financial instruments as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$2,168,515	(2)	$2,114,041	(2)

Fixed rate debt	$1,154,664	$1,164,249	$1,655,116	$1,715,501
Variable rate debt	300,000	308,739	90,809	92,087
	$1,454,664	$1,472,988	$1,745,925	$1,807,588

(1)	Amounts exclude net deferred financing costs.

(2)
At June 30, 2018, debt and preferred equity investments had an estimated fair value ranging between $2.2 billion and $2.4 billion. At December 31, 2017, debt and preferred equity investments had an estimated fair value ranging between $2.1 billion and $2.3 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of June 30, 2018 and December 31, 2017. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
13. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2018
(unaudited)

of our designated derivative instruments are effective hedging instruments. As of June 30, 2018, the Company had not designated any interest rate swap agreements on any debt investment.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related senior unsecured notes. As of June 30, 2018 and December 31, 2017, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive income relating to net unrealized loss on derivative instruments, was approximately zero and $1.3 million, respectively.
The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended June 30, 2018 and 2017, respectively (in thousands):

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
The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the six months ended June 30, 2018 and 2017, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Derivative	2018	2017		2018	2017		2018	2017
Interest Rate Swap	$—	$—	Interest expense	$—	$180	Interest expense	$—	$—
14. Commitments and Contingencies
Legal Proceedings
As of June 30, 2018, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2018
(unaudited)

Capital and Ground Leases Arrangements
The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of June 30, 2018 (in thousands):

Non-cancellable operating leases
Remaining 2018	$9,868
2019	19,736
2020	19,736
2021	19,886
2022	17,730
2023	15,424
Thereafter	237,011
Total minimum lease payments	$339,391
15. Segment Information
The Company has two reportable segments, real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
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
Selected consolidated results of operations for the three and six months ended June 30, 2018 and 2017, and selected asset information as of June 30, 2018 and December 31, 2017, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Three months ended:
June 30, 2018	$161,582	$49,466	$211,048
June 30, 2017	191,388	60,424	251,812
Six months ended:
June 30, 2018	$323,315	$93,962	$417,277
June 30, 2017	383,189	100,978	484,167
Income before equity in net income from unconsolidated joint ventures, equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, (loss) gain on sale of real estate, purchase price and other fair value adjustments, and depreciable real estate reserves

Three months ended:
June 30, 2018	$47,885	$34,081	$81,966
June 30, 2017	33,374	53,753	87,127
Six months ended:
June 30, 2018	$93,080	$66,712	$159,792
June 30, 2017	63,010	91,521	154,531
Total assets
As of:
June 30, 2018	$5,250,087	$2,331,088	$7,581,175
December 31, 2017	6,182,431	2,359,077	8,541,508

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2018
(unaudited)

Income before equity in net income from unconsolidated joint ventures, equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, (loss) gain on sale of real estate, purchase price and other fair value adjustments, and depreciable real estate reserves represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment includes actual costs incurred for investments collateralizing the MRAs. Interest is imputed on the remaining investments using our corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments excluding marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. For the three and six months ended June 30, 2018 marketing, general and administrative expenses totaled $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2017 marketing, general and administrative expenses totaled $0.1 million and $0.2 million, respectively.
There were no transactions between the above two segments.
The table below reconciles net income before equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price and other fair value adjustments, (loss) gain on sale of real estate, net, depreciable real estate reserves, and gain on sale of investment in marketable securities to net income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income before equity in net income from unconsolidated joint ventures, equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, (loss) gain on sale of real estate, purchase price and other fair value adjustments, and depreciable real estate reserves	$81,966	$87,127	$159,792	$154,531
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	270	—	(363)	3
Purchase price and other fair value adjustments	—	—	54,860	—
(Loss) gain on sale of real estate	(14,863)	4,933	(14,863)	4,933
Depreciable real estate reserves	—	(29,063)	—	(85,328)
Net income	$67,373	$62,997	$199,426	$74,139

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
As of June 30, 2018, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office(2)(3)	15	8,303,245	96.0%
	Retail(4)(5)	5	364,816	97.6%
	Development/Redevelopment	1	160,000	3.0%
	Fee Interest	—	—	—%
		21	8,828,061	94.4%
Suburban	Office(6)	12	1,972,400	86.0%
	Retail	1	52,000	100.0%
		13	2,024,400	86.4%
Total commercial properties		34	10,852,461	92.9%
Residential:
Manhattan	Residential(4)	—	222,855	95.5%
Total portfolio		34	11,075,316	92.9%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)	Includes one unconsolidated joint venture property at 919 Third Avenue comprised of approximately 1,454,000 square feet.

(3)	Includes 1 unconsolidated joint venture property at 2 Herald Square, which is under contract for sale as of June 30, 2018.

(4)
As of June 30, 2018, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(5)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

(6)	Includes the properties at 115-117 Stevens Avenue in Valhalla, New York, and 1-6 International Drive in Rye Brook, New York which are classified as held for sale at June 30, 2018.
As of June 30, 2018, we held debt and preferred equity investments with a book value of $2.2 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
Critical Accounting Policies
Refer to the 2017 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three and six months ended June 30, 2018.

Results of Operations
Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017
The following comparison for the three months ended June 30, 2018, or 2018, to the three months ended June 30, 2017, or 2017, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2017 and still owned by us in the same manner at June 30, 2018 (Same-Store Properties totaled 30 of our 31 consolidated properties),

ii.	“Acquisition Properties,” which represents all properties or interests in properties acquired in 2018 and 2017 and properties that are under development, redevelopment,

iii.	"Disposed Properties" which represents all properties sold as well as interests in properties sold or partially sold in 2018 and 2017, and

iv.	“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties,

(in thousands)	2018	2017	$ Change	% Change
Rental revenue, net	$135,623	$167,058	$(31,435)	(18.8)%
Escalation and reimbursement	19,368	22,897	(3,529)	(15.4)%
Investment income	49,466	60,424	(10,958)	(18.1)%
Other income	6,591	1,433	5,158	359.9%
Total revenues	211,048	251,812	(40,764)	(16.2)%

Property operating expenses	69,945	82,826	(12,881)	(15.6)%
Transaction related costs	281	2	279	13,950.0%
Marketing, general and administrative	152	117	35	29.9%
Total expenses	70,378	82,945	(12,567)	(15.2)%

Operating income	140,670	168,867	(28,197)	(16.7)%

Interest expense and amortization of deferred financing costs, net of interest income	(18,672)	(34,147)	15,475	(45.3)%
Depreciation and amortization	(41,284)	(50,773)	9,489	(18.7)%
Equity in net income from unconsolidated joint ventures	1,252	3,180	(1,928)	(60.6)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	270	—	270	100.0%
(Loss) gain on sale of real estate	(14,863)	4,933	(19,796)	(401.3)%
Depreciable real estate reserves	—	(29,063)	29,063	(100.0)%
Net income	67,373	62,997	4,376	6.9%
Rental, Escalation and Reimbursement Revenues
Rental revenue decreased primarily as a result of the effect of the deconsolidation of 919 Third Avenue ($23.7 million) and Disposed Properties ($7.2 million) partially offset by increased rental revenue at our Same-Store properties ($1.5 million).
Escalation and reimbursement revenue decreased primarily as a result of the effect of the deconsolidation of 919 Third Avenue ($5.0 million), partially offset by increased recoveries at our Same-Store properties ($2.1 million).

Investment Income
For the three months ended June 30, 2018, investment income decreased primarily as a result of previously unrecognized income related to our preferred equity investment in 885 Third Avenue ($9.4 million) in the second quarter of 2017, partially offset by a larger weighted average book balance and an increase in the LIBOR benchmark rate. For the three months ended June 30, 2018, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.2 billion and 8.8%, respectively, compared to $2.1 billion and 9.4%, respectively, for the same period in 2017. As of June 30, 2018, the debt and preferred equity investments had a weighted average term to maturity of 1.9 years excluding extension options.
Other Income
Other income increased primarily as a result of real estate tax refunds at our Same-Store Properties ($6.2 million).
Property Operating Expenses
Property operating expenses decreased primarily due to the deconsolidation of 919 Third Avenue ($11.7 million).
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily as a result of the deconsolidation of 919 Third Avenue ($6.6 million) in the first quarter of 2018, and the amendment of the 2012 credit facility ($8.8 million). The weighted average consolidated debt balance outstanding was $1.4 billion for the three months ended June 30, 2018 compared to $3.1 billion for the three months ended June 30, 2017. The consolidated weighted average interest rate was 5.09% for three months ended June 30, 2018 as compared to 3.86% for the three months ended June 30, 2017.

Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of the deconsolidation of 919 Third Avenue ($8.0 million).
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures decreased primarily as a result of the repayment and redemption of certain debt and preferred equity positions accounted for under the equity method ($2.1 million) in the first quarter of 2018. 919 Third Avenue, which was deconsolidated in the first quarter of 2018, contributed $0.4 million to equity in net income from unconsolidated joint ventures.
(Loss) Gain on Sale of Real Estate
During the three months ended June 30, 2018 we recognized a loss on the sale of 635 Madison Avenue ($14.1 million), and a loss on the sale of 115-117 Stevens Avenue ($0.7 million). During the three months ended June 30, 2017, we recognized a gain on the sale of 102 Greene Street ($4.9 million).
Depreciable Real Estate Reserves
During the three months ended June 30, 2017, we recognized depreciable real estate reserves related to 125 Chubb Way ($26.6 million), Stamford Towers ($2.1 million), and 520 White Plains Road ($0.4 million).

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017
The following comparison for the six months ended June 30, 2018, or 2018, to the six months ended June 30, 2017, or 2017, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2016 and still owned by us in the same manner at June 30, 2018 (Same-Store Properties totaled 30 of our 31 consolidated properties),

ii.
“Acquisition Properties,” which represents all properties or interests in properties acquired in 2018 and 2017 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,

iii.	"Disposed Properties" which represents all properties or interests in properties sold or partially sold in 2018 and 2017, and

iv.	“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties,

(in thousands)	2018	2017	$ Change	% Change
Rental revenue, net	$273,120	$335,030	$(61,910)	(18.5)%
Escalation and reimbursement	39,908	47,442	(7,534)	(15.9)%
Investment income	93,962	100,978	(7,016)	(6.9)%
Other income	10,287	717	9,570	1,334.7%
Total revenues	417,277	484,167	(66,890)	(13.8)%

Property operating expenses	142,217	168,582	(26,365)	(15.6)%
Transaction related costs	281	2	279	—%
Marketing, general and administrative	274	229	45	19.7%
Total expenses	142,772	168,813	(26,041)	(15.4)%

Operating income	274,505	315,354	(40,849)	(13.0)%

Interest expense and amortization of deferred financing costs, net of interest income	(35,416)	(65,701)	30,285	(46.1)%
Depreciation and amortization	(83,296)	(102,557)	19,261	(18.8)%
Equity in net income from unconsolidated joint ventures	3,999	7,435	(3,436)	(46.2)%
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	(363)	3	(366)	(12,200.0)%
Purchase price and other fair value adjustments	54,860	—	54,860	100.0%
(Loss) gain on sale of real estate	(14,863)	4,933	(19,796)	(401.3)%
Depreciable real estate reserves	—	(85,328)	85,328	(100.0)%
Net income	199,426	74,139	125,287	169.0%
Rental, Escalation and Reimbursement Revenues
Rental revenue decreased primarily as a result of the deconsolidation of 919 Third Avenue ($47.6 million) and the sale of 16 Court Street ($6.6 million).
Escalation and reimbursement revenue decreased primarily as a result of the deconsolidation of 919 Third Avenue ($10.1 million), partially offset by higher recoveries at our Same-Store Properties ($4.0 million).

Investment Income
For the six months ended June 30, 2018, investment income decreased primarily as a result of previously unrecognized income in the second quarter of 2017 net with 2018 income related to our preferred equity investment in 885 Third Avenue ($6.9 million), partially offset by new originations and a larger weighted average book balance and an increase in the LIBOR benchmark rate. For the six months ended June 30, 2018, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.1 billion and 9.1%, respectively, compared to $1.9 billion and 9.4%, respectively, for the same period in 2017. As of June 30, 2018, the debt and preferred equity investments had a weighted average term to maturity of 1.9 years excluding extension options.
Other Income
Other income increased primarily as a result of real estate tax refunds at our Same-Store Properties ($6.2 million) and lease termination income earned at 1185 Avenue of the Americas ($2.9 million).
Property Operating Expenses
Property operating expenses decreased primarily due to the deconsolidation of 919 Third Avenue ($24.1 million) and the sale of 16 Court Street ($2.7 million), which was partially offset by increased real estate taxes at our Same-Store Properties ($3.2 million).
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, decreased primarily as a result of the deconsolidation of 919 Third Avenue ($13.3 million) in the first quarter of 2018 and the amendment of the 2012 credit facility ($16.2 million). The weighted average consolidated debt balance outstanding was $1.4 billion for the six months ended June 30, 2018 compared to $3.0 billion for the six months ended June 30, 2017. The weighted average consolidated interest rate was 5.09% for the six months ended June 30, 2018, as compared to 3.88% for the six months ended June 30, 2017.
Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of the deconsolidation of 919 Third Avenue ($15.4 million) and Disposed Properties ($5.3 million), which included the sale of 16 Court Street ($2.3 million) in the fourth quarter of 2017, and the sale of 680/750 Washington Boulevard ($1.6 million) in the third quarter of 2017.
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures decreased primarily as a result of the repayment and/or redemption of certain debt and preferred equity positions accounted for under the equity method ($4.2 million).
Purchase price and other fair value adjustments
In January 2018, the partnership agreement for our investment in 919 Third Avenue was modified resulting in the Company no longer having a controlling interest in the investment. As a result, the investment in this property was deconsolidated as of January 1, 2018. The Company recorded its non-controlling interest at fair value resulting in a $54.9 million fair value adjustment in the consolidated statement of operations. This fair value was allocated to the assets and liabilities, including identified intangibles of the property.
Depreciable Real Estate Reserves
During the six months ended June 30, 2017, we recorded a $85.3 million charge in connection with 520 White Plains Road in Tarrytown, NY, 125 Chubb Way, and 680/750 Washington Boulevard in Stamford, Connecticut.
Gain (loss) on Sale of Real Estate
During the six months ended June 30, 2018, we recognized a loss on the sale of 635 Madison Avenue ($14.1 million), and a loss on the sale of 115-117 Stevens Avenue ($0.7 million). During the six months ended June 30, 2017, we recognized a gain on the sale of 102 Greene Street ($4.9 million).
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
Cash, cash equivalents, and restricted cash were $72.7 million and $131.9 million at June 30, 2018 and 2017, respectively, representing a decrease of $59.2 million. The decrease was due to the following changes in cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017	Increase (Decrease)
Net cash provided by operating activities	$222,181	$207,878	$14,303
Net cash (used in) provided by investing activities	$(128,828)	$(137,975)	$9,147
Net cash (used in) financing activities	$(97,756)	$(41,396)	$(56,360)
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At June 30, 2018, our operating portfolio was 92.9% occupied. Our debt and preferred equity investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2018, when compared to the six months ended June 30, 2017, the change in investing cash flows was due to the following activities (in thousands):

Acquisitions of real estate properties	$226
Additions to land, buildings and improvements	(5,013)
Capital improvements/acquisition deposits/deferred purchase price	1,500
Investments in unconsolidated joint ventures	(17,986)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	55,455
Net proceeds from disposition of real estate/joint venture interest	97,915
Other investments	(51,625)
Origination of debt and preferred equity investments	251,002
Repayments or redemption of debt and preferred equity investments	(322,327)
Decrease in net cash provided by investing activities	$9,147
Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $51.8 million for the six months ended June 30, 2017 to $56.8 million for the six months ended June 30, 2018, relating primarily to increased costs incurred in connection with the redevelopment of properties.

We generally fund our investment activity through the sale of real estate, property-level financing, our 2012 credit facility, our MRA facilities, and senior unsecured notes. During the six months ended June 30, 2018, when compared to the six months ended June 30, 2017, we used cash for the following financing activities (in thousands):

Proceeds from mortgages and other loans payable	$(40,809)
Proceeds from revolving credit facility and senior unsecured notes	(1,072,800)
Repayments of revolving credit facility and senior unsecured notes	872,800
Distributions to noncontrolling interests in other partnerships	(424)
Contributions from common unitholder	(794,353)
Distributions to common and preferred unitholders	986,013
Other obligations related to loan participations	(10,000)
Deferred loan costs and capitalized lease obligation	3,213
Decrease in net cash used in financing activities	$(56,360)
Capitalization
All of our issued and outstanding Class A common units are owned by Wyoming Acquisition GP LLC or the Operating Partnership.
Indebtedness
2017 Credit Facility
In November 2017, the Company, SL Green and the Operating Partnership entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into in November 2012, or the 2012 credit facility. The amendment resulted in the Company no longer being a borrower, and instead is providing a guarantee of the facility. The 2012 credit facility had a carrying value of $1.2 billion, net of deferred financing costs, as of the amendment date and was removed from our consolidated balance sheet and shown as a non-cash capital contribution. SL Green and the Operating Partnership remain borrowers jointly and severally obligated under the 2017 credit facility. As of June 30, 2018, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. SL Green and the Operating Partnership also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from the existing lenders and other financial institutions.
As of June 30, 2018, SL Green and the Operating Partnership had $11.8 million of outstanding letters of credit, $360.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.1 billion under the 2017 credit facility. At June 30, 2018 and December 31, 2017, the revolving credit facility had a carrying value of $351.3 million and $30.3 million, respectively, net of deferred financing costs. At June 30, 2018 and December 31, 2017, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2018 and December 31, 2017, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2018 would decrease our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by approximately $13.0 million. At June 30, 2018, 73.7% of our $2.2 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $1.2 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of June 30, 2018 bore interest based on a spread of LIBOR plus 234 basis points.
Contractual Obligations
Refer to our 2017 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three and six months ended June 30, 2018.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including debt and preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2018, we expect to incur $67.6 million of recurring capital expenditures and $28.1 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings, or additional debt issuances.
Insurance
We are insured through a program administered by SL Green. SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets. Additionally, SL Green's captive insurance company, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger, although if Belmont is required to pay a claim under SL Green's insurance policies, SL Green would ultimately record the loss to the extent of Belmont's required payment. As of June 30, 2018, SL Green's second captive insurance company, Ticonderoga Insurance Company, or Ticonderoga, reinsures the NBCR risk that was retained by Belmont. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under debt our instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont provides coverage solely on properties owned by SL Green or its affiliates.
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
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.1 million and $2.2 million for the three and six months ended June 30, 2018, respectively. We incurred insurance expense of approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2017, respectively.

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
Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us. These risks and uncertainties include:

•	the effect of general economic, business and financial conditions, and their effect on the New York City real estate market in particular;

•	dependence upon certain geographic markets;

•	risks of real estate acquisitions, dispositions, development and redevelopment, including the cost of construction delays and cost overruns;

•	risks relating to debt and preferred equity investments;

•	availability and creditworthiness of prospective tenants and borrowers;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants or borrowers;

•	adverse changes in the real estate markets, including reduced demand for office space, increasing vacancy, and increasing availability of sublease space;

•	availability of capital (debt and equity);

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our ability to comply with financial covenants in our debt instruments;

•	SL Green's ability to maintain its status as a REIT;

•	risks of investing through joint venture structures, including the fulfillment by our partners of their financial obligations;

•	the threat of terrorist attacks;

•	our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of environmental contamination; and,

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2017. Our exposures to market risk have not changed materially since December 31, 2017.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of June 30, 2018, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A.  RISK FACTORS
As of June 30, 2018 there have been no material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K. We encourage you to read “Part I. Item 1A. Risk Factors” in the 2017 Annual Report on Form 10-K for SL Green Realty Corp., our indirect parent company.
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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
	By:	/s/ Matthew J. DiLiberto
Matthew J. DiLiberto Treasurer

Date: August 13, 2018