Form 10-Q
period 2018-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2018-11-13
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of November 13, 2018, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

Reckson Operating Partnership, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,274,981	$1,704,142
Building and improvements	3,196,383	4,251,610
Building leasehold and improvements	1,073,703	1,073,703
	5,545,067	7,029,455
Less: accumulated depreciation	(1,279,827)	(1,492,603)
	4,265,240	5,536,852
Assets held for sale	—	67,228
Cash and cash equivalents	35,608	36,013
Restricted cash	39,570	41,117
Tenant and other receivables, net of allowance of $7,138 and $7,237 in 2018 and 2017, respectively	20,540	31,006
Deferred rents receivable, net of allowance of $9,553 and $11,189 in 2018 and 2017, respectively	181,900	233,300
Debt and preferred equity investments, net of discounts and deferred origination fees of $16,973 and $25,507 in 2018 and 2017, respectively	1,977,057	2,114,041
Investments in unconsolidated joint ventures	477,686	130,217
Deferred costs, net of accumulated amortization of $81,131 and $77,176 in 2018 and 2017, respectively	76,907	106,136
Other assets	230,040	245,598
Total assets(1)	$7,304,548	$8,541,508
Liabilities
Mortgages and other loans payable, net	$607,061	$829,648
Unsecured notes, net	651,340	901,067
Accrued interest payable	8,067	14,999
Other liabilities	58,231	92,514
Accounts payable and accrued expenses	50,534	60,819
Related party payables	—	23,808
Deferred revenue	28,666	134,650
Deferred land leases payable	1,958	1,888
Dividends payable	807	807
Security deposits	38,142	39,085
Liabilities related to assets held for sale	—	42
Total liabilities(1)	1,444,806	2,099,327

Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
Commitments and contingencies	—	—
Preferred units	109,161	109,161

Capital
General partner capital	5,725,638	6,012,134
Limited partner capital	—	—
Accumulated other comprehensive loss	—	(1,259)
Total ROP partner's capital	5,725,638	6,010,875
Noncontrolling interests in other partnerships	24,943	322,145
Total capital	5,750,581	6,333,020
Total liabilities and capital	$7,304,548	$8,541,508

1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs: $45.1 million and $268.6 million of land, $0.2 billion and $1.3 billion of building and improvements, $20.7 million and $319.1 million of accumulated depreciation, $624.0 million and $143.9 million of other assets included in other line items, $0.0 million and $495.0 million of real estate debt, net, $0.0 million and $2.1 million of accrued interest payable, and $9.4 million and $48.8 million of other liabilities included in other line items as of September 30, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental revenue, net	$128,726	$167,346	$401,846	$502,376
Escalation and reimbursement	20,492	25,721	60,400	73,163
Investment income	49,125	47,946	143,087	148,924
Other income	244	895	10,531	1,612
Total revenues	198,587	241,908	615,864	726,075
Expenses
Operating expenses, including related party expenses of $6,021 and $18,178 in 2018, and $6,922 and $20,099 in 2017, respectively.	32,049	43,448	99,412	123,938
Real estate taxes	33,500	40,610	98,045	118,232
Ground rent	4,759	5,236	15,068	15,706
Interest expense, net of interest income	15,458	34,627	47,818	96,202
Amortization of deferred financing costs	721	2,580	3,777	6,706
Depreciation and amortization	41,867	53,549	125,163	156,106
Transaction related costs	2	—	283	2
Marketing, general and administrative	131	92	405	321
Total expenses	128,487	180,142	389,971	517,213

Equity in net (loss) income from unconsolidated joint ventures	(164)	2,927	3,835	10,362
(Loss) gain on sale of real estate	(2,773)	114	(17,636)	5,047
Depreciable real estate reserves	—	(379)	—	(85,707)
Purchase price and other fair value adjustments	—	—	54,860	—
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	6,345	282	5,982	285
Net income	73,508	64,710	272,934	138,849
Net (income) loss attributable to noncontrolling interests in other partnerships	(212)	1,467	(716)	19,587
Preferred units distributions	(955)	(955)	(2,865)	(2,863)
Net income attributable to ROP common unitholder	$72,341	$65,222	$269,353	$155,573

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to ROP common unitholder	$72,341	$65,222	$269,353	$155,573
Other comprehensive income:
Change in net unrealized gain on derivative instruments	—	89	—	269
Comprehensive income attributable to ROP common unitholder	$72,341	$65,311	$269,353	$155,842

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2017	$6,012,134	$—	$322,145	$(1,259)	$6,333,020
Contributions	1,113,642	—	—	1,259	1,114,901
Distributions	(1,542,579)	—	(645)	—	(1,543,224)
Deconsolidation of partially owned entity	—	—	(297,140)	—	(297,140)
Net income	197,012	—	504	—	197,516
Other comprehensive income	—	—	—	—	—
Balance at June 30, 2018	5,780,209	—	24,864	—	5,805,073
Contributions	505,210	—	—	—	505,210
Distributions	(632,122)	—	(133)	—	(632,255)
Deconsolidation of partially owned entity	—	—	—	—	—
Net income	72,341	—	212	—	72,553
Other comprehensive income	—	—	—	—	—
Balance at September 30, 2018	$5,725,638	$—	$24,943	$—	$5,750,581

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2016	$5,139,842	$—	$390,599	$(1,618)	$5,528,823
Contributions	1,913,792	—	—	—	1,913,792
Distributions	(2,270,441)	—	(221)	—	(2,270,662)
Deconsolidation of partially owned entity	—	—	—	—	—
Net income	90,351	—	(18,120)	—	72,231
Other comprehensive income	—	—	—	180	180
Balance at June 30, 2017	4,873,544	—	372,258	(1,438)	5,244,364
Contributions	546,482	—	—	—	546,482
Distributions	(727,833)	—	(43,673)	—	(771,506)
Deconsolidation of partially owned entity	—	—	—	—	—
Net income	65,222	—	(1,467)	—	63,755
Other comprehensive income	—	—	—	89	89
Balance at September 30, 2017	$4,757,415	$—	$327,118	$(1,349)	$5,083,184

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$272,934	$138,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,940	162,812
Equity in net income from unconsolidated joint ventures	(3,835)	(10,362)
Distributions of cumulative earnings from unconsolidated joint ventures	3,850	12,032
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(5,982)	(285)
Purchase price and other fair value adjustments	(54,860)	—
Loss (gain) on sale of real estate	17,636	(5,047)
Depreciable real estate reserves	—	85,707
Deferred rents receivable	4,372	(9,063)
Other non-cash adjustments	(30,017)	(33,917)
Changes in operating assets and liabilities:
Tenant and other receivables	389	(625)
Deferred lease costs	(12,733)	(9,589)
Other assets	(35,840)	(51,792)
Accounts payable, accrued expenses, other liabilities and security deposits	(1,173)	(2,460)
Deferred revenue and land leases payable	8,891	9,356
Net cash provided by operating activities	292,572	285,616
Investing Activities
Acquisitions of real estate properties	224	—
Additions to land, buildings and improvements	(82,959)	(98,460)
Investments in unconsolidated joint ventures	(20,449)	(84)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	114,178	49,038
Net proceeds from disposition of real estate/joint venture interest	243,488	157,251
Other investments	(16,328)	57,785
Origination of debt and preferred equity investments	(652,309)	(935,724)
Repayments or redemption of debt and preferred equity investments	542,623	677,676
Net cash provided by (used in) investing activities	128,468	(92,518)
Financing Activities
Proceeds from mortgages and other loans payable	$274,741	$250,000
Proceeds from revolving credit facility and senior unsecured notes	—	1,447,800
Repayments of revolving credit facility and senior unsecured notes	(250,000)	(1,167,800)
Distributions to noncontrolling interests in other partnerships	(778)	(43,894)
Contributions from common unitholder	1,461,354	2,321,970
Distributions to common and preferred unitholders	(1,904,482)	(3,001,084)
Other obligations related to loan participations	109	16,737
Deferred loan costs and capitalized lease obligation	(3,936)	(4,481)
Net cash used in financing activities	(422,992)	(180,752)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,952)	12,346
Cash, cash equivalents, and restricted cash at beginning of year	77,130	103,419
Cash, cash equivalents, and restricted cash at end of period	$75,178	$115,765

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$9,112	$6,447
Transfer of assets related to assets held for sale	—	273,455
Transfer of liabilities related to assets held for sale	—	1,290
Removal of fully depreciated commercial real estate properties	14,220	3,955
Contributions from common unitholder	157,498	138,304
Distributions to common unitholder	273,084	—
Deconsolidation of a subsidiary	280,718	3,520
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2018
	2018	2017
Cash and cash equivalents	$35,608	$36,014
Restricted cash	39,570	79,751
Total cash, cash equivalents, and restricted cash	$75,178	$115,765

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)
1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 94.90% owned by SL Green Realty Corp., or SL Green, as of September 30, 2018. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
We are engaged in the acquisition, ownership, management and operation of commercial and residential real estate properties, principally office properties, and also own land for future development in the New York metropolitan area.
As of September 30, 2018, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office(2)(3)	15	8,303,245	93.6%
	Retail(4)(5)	5	364,816	98.9%
	Development/Redevelopment	1	160,000	—%
		21	8,828,061	92.2%
Suburban	Office	6	1,432,400	93.8%
	Retail	1	52,000	100.0%
		7	1,484,400	94.0%
Total commercial properties		28	10,312,461	92.4%
Residential:
Manhattan	Residential(4)	—	222,855	95.8%
Total portfolio		28	10,535,316	92.5%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)	Includes one unconsolidated joint venture property at 919 Third Avenue comprised of approximately 1,454,000 square feet.

(3)	Includes one unconsolidated tenancy-in-common (or "TIC") interest at 2 Herald Square, which is under contract for sale as of September 30, 2018.

(4)
As of September 30, 2018, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(5)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

As of September 30, 2018, we held debt and preferred equity investments with a book value of $2.0 billion.
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at September 30, 2018 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2017.
The consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

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
We consolidate a VIE in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
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
We recognized $1.3 million and $5.5 million of rental revenue for the three and nine months ended September 30, 2018, respectively, and $4.3 million and $12.7 million for the three and nine months ended September 30, 2017, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Identified intangible assets (included in other assets):
Gross amount	$213,421	$276,163
Accumulated amortization	(199,668)	(236,737)
Net(1)	$13,753	$39,426
Identified intangible liabilities (included in deferred revenue):
Gross amount	$230,275	$496,438
Accumulated amortization	(214,804)	(366,091)
Net(1)	$15,471	$130,347

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

(1)
As of September 30, 2018 and December 31, 2017, $0.0 million and $0.1 million, respectively and $0.0 million and $0.1 million, respectively, of net intangible assets and net intangible liabilities, were reclassified to assets held for sale and liabilities related to assets held for sale.

Fair Value Measurements
See Note 12, "Fair Value Measurements."
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at September 30, 2018.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the three and nine months ended September 30, 2018 and 2017.
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
We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation,

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. No tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at September 30, 2018. For the three months ended September 30, 2018, 14.7%, 11.0%, 8.7%, 8.4%, 8.2%, 7.6%, 7.4%, 7.1% and 5.8% of our annualized cash rent was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue, 750 Third Avenue, 810 Seventh Avenue, 555 West 57th Street, 125 Park Avenue, 1350 Avenue of the Americas, and 711 Third Avenue, respectively. Annualized cash rent for all other properties was below 5.0%.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In August 2018, The Securities and Exchange Commission adopted a final rule that eliminated or amended disclosure requirements that were redundant or outdated in light of changes in its requirements, generally accepted accounting principles, or changes in the business environment. The commission also referred certain disclosure requirements to the Financial Accounting Standards Board for potential incorporation into generally accepted accounting principles. The Company assessed the impact of this rule and determined that the changes resulted in clarification or expansion of existing requirements. The Company adopted the rule on November 5, 2018 and it did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued Accounting Standard Update (ASU) No. 2018-15, Intangibles - Goodwill and Other- Internal-Use Software (Topic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments provide guidance on accounting for fees paid when the arrangement includes a software license and align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs to develop or obtain internal-use software. The guidance will be effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has not yet adopted this new guidance and does not expect it to have a material impact on the Company’s consolidated financial statements when the new standard is implemented.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This amendment removed, modified and added the disclosure requirements under Topic 820. The changes are effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted for the removed or modified disclosures with adoption of the additional disclosures upon the effective date. The Company has not yet adopted this new guidance and does not expect it to have a material impact on the Company’s consolidated financial statements when the new standard is implemented.
In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments- Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. These amendments provide additional guidance related to equity securities without a readily determinable fair value, forward contracts and options purchased on those equity securities and fair value option liabilities. The Company adopted the guidance on July 1, 2018, and it did not have a material impact on the Company’s consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, and in July 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in the new standards will permit more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments. The standards will also enhance the presentation of hedge results in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company has not yet adopted the guidance, and does not expect a material impact on the Company’s consolidated financial statements when the new standards are implemented.
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases, and in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This guidance requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the previous standard. Depending on the lease classification, lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by a lessor, inclusive of the effect of a practical expedient offered in ASU No. 2018-11 that allows lessors to not separate non-lease components from the related lease components under certain conditions, which the Company expects most of its leases to qualify for and to adopt, is largely unchanged from that applied under the previous standard. However, the Company will apply this guidance to the ground leases under which the Company is lessee. The Company is required to record a liability for the obligation to make payments under the lease and an asset for the right to use the underlying asset during the lease term and will also apply the new expense recognition requirements given the lease classification. While the Company is continuing to assess all potential impacts of the standard, we expect total liabilities and total assets to increase by $0.1 to $0.2 billion as of the date of adoption. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt this guidance January 1, 2019 and will apply the modified retrospective approach, and anticipates electing the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases.
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
3. Property Acquisitions
During the nine months ended September 30, 2018, we did not acquire any properties from a third party.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of September 30, 2018, no properties were classified as held for sale.
Property Dispositions
The following table summarizes the properties sold during the nine months ended September 30, 2018:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price(1) (in millions)	Gain (loss)(2) (in millions)
115-117 Stevens Avenue	May 2018	Fee Interest	178,000	$12.0	$(0.7)
635 Madison Avenue	June 2018	Fee Interest	176,530	153.0	(14.1)
1-6 International Drive	July 2018	Fee Interest	540,000	55.0	(2.6)

(1)	Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.

(2)	Gain (loss) on sale amounts do not include adjustments for expenses recorded in subsequent periods.
5. Debt and Preferred Equity Investments
Below is a summary of the activity relating to our debt and preferred equity investments for the nine months ended September 30, 2018 and the twelve months ended December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Balance at beginning of period (1)	$2,114,041	$1,640,412
Debt investment originations/accretion (2)	664,961	1,142,591
Preferred equity investment originations/accretion (2)	6,305	144,456
Redemptions/sales/syndications/amortization (3)	(808,250)	(813,418)
Balance at end of period (1)	$1,977,057	$2,114,041

(1)	Net of unamortized fees, discounts, and premiums.

(2)	Accretion includes amortization of fees and discounts and paid-in-kind investment income.

(3)
Certain participations in debt investments that were sold or syndicated did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.

Debt Investments
As of September 30, 2018 and December 31, 2017, we held the following debt investments with an aggregate weighted average current yield of 8.92% at September 30, 2018 (in thousands):

Loan Type	September 30, 2018 Future Funding Obligations	September 30, 2018 Senior Financing	September 30, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan(3a)	$—	$1,160,000	$210,832	$204,005	March 2020
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	147,000	24,927	24,913	April 2022
Mezzanine Loan	—	280,000	36,069	34,600	August 2022
Mezzanine Loan	—	83,689	12,704	12,699	November 2023
Mezzanine Loan(3b)	—	115,000	12,939	12,932	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	340,000	15,000	15,000	November 2026
Mezzanine Loan	—	1,657,500	55,250	55,250	June 2027
Mortgage/Jr. Mortgage Loan(4)	—	—	—	250,464
Mortgage Loan(5)(6)	—	—	—	26,366

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

Loan Type	September 30, 2018 Future Funding Obligations	September 30, 2018 Senior Financing	September 30, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Mortgage Loan(7)	—	—	—	239
Total fixed rate	$—	$3,893,189	$401,221	$669,968
Floating Rate Investments:
Mezzanine Loan(8)	—	20,523	10,977	10,934	August 2018
Mezzanine Loan(9)	2,325	45,025	35,168	34,879	October 2018
Mezzanine Loan(3c)	—	150,000	15,368	15,381	December 2018
Mezzanine Loan(3d)	—	—	14,856	14,869	December 2018
Mezzanine Loan	—	33,000	26,987	26,927	December 2018
Mezzanine Loan	3,607	30,438	10,403	8,550	January 2019
Mezzanine Loan(3e)(10)	795	—	15,150	15,148	March 2019
Mezzanine Loan	—	38,000	21,977	21,939	March 2019
Mezzanine Loan(11)	—	40,000	19,972	19,982	April 2019
Mezzanine Loan(11)	—	37,891	18,380	34,947	April 2019
Mezzanine Loan	—	175,000	37,404	37,250	April 2019
Mezzanine Loan	—	265,000	24,928	24,830	April 2019
Mortgage/Jr. Mortgage Participation Loan	17,186	228,516	82,517	71,832	August 2019
Mortgage/Mezzanine Loan(12)	—	—	19,999	19,940	August 2019
Mezzanine Loan(13)	—	65,000	14,998	14,955	August 2019
Mortgage/Mezzanine Loan	5,905	—	180,339	143,919	September 2019
Mezzanine Loan	—	350,000	34,847	34,737	October 2019
Mortgage/Mezzanine Loan	387	—	39,338	—	December 2019
Mortgage/Mezzanine Loan	13,048	—	56,624	43,845	January 2020
Mezzanine Loan	812	574,120	78,841	75,834	January 2020
Mortgage Loan	13,579	—	86,058	—	February 2020
Mezzanine Loan	2,944	312,310	51,669	—	March 2020
Mortgage/Mezzanine Loan	27,776	—	288,811	—	April 2020
Mezzanine Loan	6,095	36,786	12,141	11,259	July 2020
Mezzanine Loan	41,309	355,148	85,955	75,428	November 2020
Mortgage and Mezzanine Loan	35,631	—	96,185	88,989	December 2020
Mortgage and Mezzanine Loan	—	—	35,236	35,152	December 2020
Jr. Mortgage Participation/Mezzanine Loan	—	60,000	15,657	15,635	July 2021
Mortgage/Mezzanine Loan(14)	—	—	—	162,553
Mortgage/Mezzanine Loan(14)	—	—	—	74,755
Mortgage/Mezzanine Loan (15)	—	—	—	23,609
Mezzanine Loan(16)	—	—	—	12,174
Mezzanine Loan(17)	—	—	—	37,851
Mezzanine Loan(17)	—	—	—	14,855
Mortgage/Mezzanine Loan(6)	—	—	—	16,969
Mezzanine Loan(7)	—	—	—	59,723
Total floating rate	$171,399	$2,816,757	$1,430,785	$1,299,650
Total	$171,399	$6,709,946	$1,832,006	$1,969,618

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

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

(4)	These loans were conveyed to SL Green in the form of a distribution in March 2018.

(5)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation has been a nonperforming loan since acquisition, is currently on non-accrual status and has no carrying value.

(6)	This loan was repaid in August 2018.

(7)	This loan was repaid in September 2018.

(8)	This loan was conveyed to SL Green in the form of a distribution in October 2018.

(9)	This loan was extended in October 2018.

(10)	This loan was extended in March 2018.

(11)	This loan was extended in April 2018.

(12)	This loan was extended in August 2018.

(13)	This loan was extended in July 2018.

(14)	This loan was repaid in February 2018.

(15)	This loan was sold in May 2018.

(16)	This loan was conveyed to SL Green in the form of a distribution in July 2018.

(17)	This loan was repaid in July 2018.

Preferred Equity Investments
As of September 30, 2018 and December 31, 2017, we held the following preferred equity investments with an aggregate weighted average current yield of 5.73% at September 30, 2018 (in thousands):

Type	September 30, 2018 Future Funding Obligations	September 30, 2018 Senior Financing	September 30, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Preferred Equity	$—	$272,000	$145,051	$144,423	April 2021
Total	$—	$272,000	$145,051	$144,423

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.
At September 30, 2018, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of one mezzanine loan which was in maturity default. The mezzanine note receivable was conveyed in the form of a distribution to SL Green in October 2018.
At December 31, 2017, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments with the exception of a junior mortgage participation acquired in September 2014, which was acquired for zero and has a carrying value of zero, as discussed in subnote 5 of the Debt Investments table above, and our investment in 2 Herald Square, which was purchased in maturity default and was subsequently conveyed to SL Green in the form of a distribution in the first quarter of 2018. In May 2018, SL Green was the successful bidder for the leasehold interest at the foreclosure of the asset and assigned the Company a 49.0% tenancy in common interest in the leasehold interest.
We have determined that we have one portfolio segment of financing receivables at September 30, 2018 and December 31, 2017, comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $111.5 million and $93.4 million at September 30, 2018 and December 31, 2017, respectively. No financing receivables were 90 days past due at September 30, 2018.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of September 30, 2018 and December 31, 2017, none of our investments in unconsolidated joint ventures were VIEs. All of the investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of September 30, 2018:

Property	Partner	Ownership Interest(1)	Economic Interest(1)	Unaudited Approximate Square Feet	Acquisition Date(2)	Acquisition Price(2) (in thousands)
919 Third Avenue(3)	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000	January 2007	$1,256,727
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	277,750
2 Herald Square(4)	(4)	49.00%	49.00%	369,000	May 2018	266,000

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of September 30, 2018. Changes in ownership or economic interests within the current year are disclosed in the notes below.

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

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of September 30, 2018 and December 31, 2017, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	September 30, 2018	December 31, 2017	Maturity Date
Mezzanine Loan(1)	$—	$26,716
Mezzanine Loan and Preferred Equity(2)	—	100,000
	$—	$126,716

(1)	The Company was redeemed on this investment in July 2018.

(2)	The mezzanine loan was repaid and the preferred equity interest was redeemed in March 2018.

Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures disposed of during the nine months ended September 30, 2018:

Property	Ownership Interest	Disposition Date	Type of Sale	Gross Asset Valuation (in thousands)(1)	Gain (Loss) on Sale (in thousands)(2)
Mezzanine Loan(3)	33.33%	August 2018	Repayment	$15,000	N/A

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

(2)	Represents the Company's share of the gain (loss).

(3)	Our investment in a joint venture that owned a mezzanine loan secured by a commercial property in midtown Manhattan was repaid after the joint venture received repayment of the underlying loan.

Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we have provided guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2018 and December 31, 2017, respectively, are as follows (amounts in thousands):

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)		September 30, 2018	December 31, 2017
Fixed Rate Debt:
919 Third Avenue	51.00%	June 2023		5.12%	$500,000	$—
Floating Rate Debt:
131-137 Spring Street	20.00%	August 2020	L+	1.55%	$141,000	$141,000
Total joint venture mortgages and other loans payable					$641,000	$141,000
Deferred financing costs, net					(2,031)	(2,862)
Total joint venture mortgages and other loans payable, net					$638,969	$138,138

(1)
Economic interest represents the Company's interests in the joint venture as of September 30, 2018. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.

(2)	Interest rates as of September 30, 2018. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.
The combined balance sheets for the unconsolidated joint ventures at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018	December 31, 2017
Assets (1)
Commercial real estate property, net	$1,860,269	$273,116
Debt and preferred equity investments, net	—	141,716
Other assets	773,530	15,735
Total assets	$2,633,799	$430,567
Liabilities and members' equity (1)
Mortgages and other loans payable, net	$638,969	$138,138
Other liabilities	895,127	18,908
Members' equity	1,099,703	273,521
Total liabilities and members' equity	$2,633,799	$430,567
Company's investments in unconsolidated joint ventures	$477,686	$130,217

(1)
The combined assets, liabilities and equity for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

The combined statements of operations for the unconsolidated joint ventures for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$42,037	$7,340	$112,399	$26,934
Operating expenses	6,659	182	18,925	636
Real estate taxes	9,178	381	22,674	1,013
Ground rent	3,106	—	3,106	—
Interest expense, net of interest income	10,377	1,025	24,174	2,759
Amortization of deferred financing costs	277	283	831	837
Depreciation and amortization	12,607	2,102	37,701	6,304
Total expenses	$42,204	$3,973	$107,411	$11,549
Net (loss) income (1)	$(167)	$3,367	$4,988	$15,385
Company's equity in net income from unconsolidated joint ventures (1)	$(164)	$2,927	$3,835	$10,362

(1)
The combined statements of operation and the Company's equity in net income for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

7. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at September 30, 2018 and December 31, 2017, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)		September 30, 2018	December 31, 2017
Fixed Rate Debt:
315 West 33rd Street	February 2027		4.24%	$250,000	$250,000
919 Third Avenue (2)				—	500,000
Floating Rate Debt:
2017 Master Repurchase Agreement	June 2019	L+	2.34%	$300,000	$90,809
115 Spring Street	September 2023	L+	3.40%	65,550	—
Total mortgages and other loans payable				$615,550	$840,809
Deferred financing costs, net of amortization				(8,489)	(11,161)
Total mortgages and other loans payable, net				$607,061	$829,648

(1)	Interest rate as of September 30, 2018. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

(2)	Our investment in the property was deconsolidated as of January 1, 2018. See Note 6, "Investments in Unconsolidated Joint Ventures".
At September 30, 2018 and December 31, 2017, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $1.0 billion and $1.9 billion, respectively.
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

In June 2017, we entered into the 2017 MRA, with a maximum facility capacity of $300.0 million. In April 2018, we increased the maximum facility capacity to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. In June 2018, we exercised a one year extension option. At September 30, 2018, the facility had an outstanding balance of $299.4 million, net of deferred financing costs.
In July 2016, we entered into the 2016 MRA, with a maximum facility capacity of $300.0 million. In June 2018, we terminated the 2016 MRA. The facility bore interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral and had an initial two-year term, with a one year extension option. Since December 6, 2015, we had been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period when the average daily balance was less than $150.0 million.
8. Corporate Indebtedness
2017 Credit Facility
In November 2017, the Company, SL Green and the Operating Partnership entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into in November 2012, or the 2012 credit facility. The amendment resulted in the Company no longer being a borrower and instead is providing a guarantee of the facility. The 2012 credit facility had a carrying value of $1.2 billion, net of deferred financing costs, as of the amendment date and was removed from our consolidated balance sheet and shown as a non-cash capital contribution. SL Green and the Operating Partnership remain borrowers, jointly and severally obligated, under the 2017 credit facility. As of September 30, 2018, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. SL Green and the Operating Partnership also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from the existing lenders and other financial institutions.
As of September 30, 2018, SL Green and the Operating Partnership had $11.8 million of outstanding letters of credit, $145.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.3 billion under the 2017 credit facility. At September 30, 2018 and December 31, 2017, the revolving credit facility had a carrying value of $136.7 million and $30.3 million, respectively, net of deferred financing costs. At September 30, 2018 and December 31, 2017, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2018 and December 31, 2017, respectively, by scheduled maturity date (amounts in thousands):

Issuance	September 30, 2018 Unpaid Principal Balance	September 30, 2018 Accreted Balance	December 31, 2017 Accreted Balance	Coupon Rate (1)	Initial Term (in Years)	Maturity Date
March 16, 2010 (2)	$250,000	$250,000	$250,000	7.75%	10	March 2020
November 15, 2012 (3)	300,000	304,421	305,163	4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000	4.27%	10	December 2025
August 5, 2011 (2) (4)	—	—	249,953
	$650,000	$654,421	$905,116
Deferred financing costs, net		(3,081)	(4,049)
	$650,000	$651,340	$901,067

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

(3)	In October 2017, SL Green, the Operating Partnership, and ROP, as co-obligors, issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334%.

(4)	Balance was repaid in August 2018.
We provide a guaranty of the Operating Partnership's obligations under its 3.25% Senior Notes due 2022, which were issued in October 2017 and will mature in October 2022. As of September 30, 2018, the 3.25% Senior Notes due 2022 had a carrying value of $499.6 million.
We also provide a guaranty of the Operating Partnership's obligations under its $350.0 million Senior Notes due 2021, which were issued in August 2018. The notes bear interest at a floating rate, reset quarterly, equal to three-month LIBOR plus 98 basis points. The notes will mature in August 2021 and can be redeemed at par beginning in August 2019.
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2018 and December 31, 2017, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, and senior unsecured notes as of September 30, 2018, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal	Senior Unsecured Notes	Total
Remaining 2018	$—	$—	$—	$—
2019	—	—	—	—
2020	—	300,000	250,000	550,000
2021	—	—	—	—
2022	—	—	300,000	300,000
Thereafter	—	315,550	100,000	415,550
	$—	$615,550	$650,000	$1,265,550
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense before capitalized interest	$17,052	$34,658	$51,729	$96,740
Interest capitalized	(1,594)	(31)	(3,908)	(533)
Interest income	—	—	(3)	(5)
Interest expense, net	$15,458	$34,627	$47,818	$96,202
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $0.9 million and $2.6 million for the three and nine months ended September 30, 2018, respectively, and was $0.8 million and $2.5 million for the three and nine months ended September 30, 2017, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $2.4 million and $7.0 million for the three and nine months ended September 30, 2018, respectively, for these services (excluding services provided directly to tenants), and $2.6 million and $7.1 million for the three and nine months ended September 30, 2017, respectively.
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $2.6 million and $8.2 million for the three and nine months ended September 30, 2018, respectively. The amount was $3.0 million and $9.2 million for the three and nine months ended September 30, 2017, respectively.
Insurance
We obtain insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.0 million and $3.2 million for the three and nine months ended September 30, 2018, respectively. We incurred insurance expense of approximately $1.3 million and $4.1 million for the three and nine months ended September 30, 2017, respectively.
Related Party Payable to SL Green
On August 22, 2016, we issued a promissory note to our parent company in the amount of $23.8 million which bears interest at an annual rate of 6.0%, compounded quarterly. This note matured on August 22, 2018.
10. Preferred Units
Through a consolidated subsidiary, we have authorized up to 109,161 3.50% Series A Preferred Units of limited partnership interest, or the Subsidiary Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Subsidiary Series A Preferred Units in conjunction with an acquisition. The Subsidiary Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Subsidiary Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of SL Green common stock for each Subsidiary Series B Preferred Unit. As of September 30, 2018, no Subsidiary Series B Preferred Units have been issued.
ASC 815 Derivatives and Hedging requires bifurcation of certain embedded derivative instruments, such as conversion features in convertible equity instruments, and their measurement at fair value for accounting purposes. The conversion feature embedded in the Subsidiary Series A Preferred Units was evaluated, and it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The derivative is reported as a derivative liability in accrued interest and other liabilities on the accompanying consolidated balance sheet and is adjusted to its fair value at each reporting date, with a corresponding adjustment to interest expense, net of interest income. The embedded derivative for the Subsidiary Series A Preferred Units was initially recorded at a fair value of zero on July 22, 2015, the date of issuance. At September 30, 2018, the carrying amount of the derivative remained at zero.
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
September 30, 2018
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

The following table provides the carrying value and fair value of these financial instruments as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,977,057	(2)	$2,114,041	(2)

Fixed rate debt	$904,421	$907,337	$1,655,116	$1,715,501
Variable rate debt	365,550	382,438	90,809	92,087
	$1,269,971	$1,289,775	$1,745,925	$1,807,588

(1)	Amounts exclude net deferred financing costs.

(2)
At September 30, 2018, debt and preferred equity investments had an estimated fair value ranging between $2.0 billion and $2.2 billion. At December 31, 2017, debt and preferred equity investments had an estimated fair value ranging between $2.1 billion and $2.3 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of September 30, 2018 and December 31, 2017. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
13. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments. As of September 30, 2018, the Company had not designated any interest rate swap agreements on any debt investment.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related senior unsecured notes. As of September 30, 2018 and December 31, 2017, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive income relating to net unrealized loss on derivative instruments, was approximately zero and $1.3 million, respectively.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended September 30, 2018 and 2017, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2018	2017		2018	2017		2018	2017
Interest Rate Swap	$—	$—	Interest expense	$—	$89	Interest expense	$—	$—
The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2018	2017		2018	2017		2018	2017
Interest Rate Swap	$—	$—	Interest expense	$—	$269	Interest expense	$—	$—
14. Commitments and Contingencies
Legal Proceedings
As of September 30, 2018, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
Guarantees
During the nine months ended September 30, 2018, Ticonderoga Insurance Company, or Ticonderoga, a Vermont licensed captive insurance company and an affiliate of SL Green, became a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Ticonderoga may borrow funds from the FHLBNY in the form of secured advances. As of September 30, 2018, certain debt and preferred equity investments of the Company were pledged as collateral to secure advances under the FHLBNY facility. If Ticonderoga or SL Green are unable to repay the advances upon the termination of Ticonderoga's membership, the maximum potential amount of future payments the Company could be required to make under the secured advances is $13.0 million.
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

Capital and Ground Leases Arrangements
The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of September 30, 2018 (in thousands):

Non-cancellable operating leases
Remaining 2018	$4,934
2019	19,736
2020	19,736
2021	19,886
2022	17,730
2023	15,424
Thereafter	237,011
Total minimum lease payments	$334,457
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
Selected consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, and selected asset information as of September 30, 2018 and December 31, 2017, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Three months ended:
September 30, 2018	$149,462	$49,125	$198,587
September 30, 2017	193,962	47,946	241,908
Nine months ended:
September 30, 2018	$472,777	$143,087	$615,864
September 30, 2017	577,151	148,924	726,075
Net income
Three months ended:
September 30, 2018	$39,354	$34,154	$73,508
September 30, 2017	24,722	39,988	64,710
Nine months ended:
September 30, 2018	$172,068	$100,866	$272,934
September 30, 2017	7,342	131,507	138,849
Total assets
As of:
September 30, 2018	$5,204,346	$2,100,202	$7,304,548
December 31, 2017	6,182,431	2,359,077	8,541,508

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

Interest costs for the debt and preferred equity segment includes actual costs incurred for investments collateralizing the MRAs. Interest is imputed on the remaining investments using our corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments excluding marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. For the three and nine months ended September 30, 2018 marketing, general and administrative expenses totaled $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2017 marketing, general and administrative expenses totaled $0.1 million and $0.3 million, respectively.
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
As of September 30, 2018, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office(2)(3)	15	8,303,245	93.6%
	Retail(4)(5)	5	364,816	98.9%
	Development/Redevelopment	1	160,000	—%
		21	8,828,061	92.2%
Suburban	Office	6	1,432,400	93.8%
	Retail	1	52,000	100.0%
		7	1,484,400	94.0%
Total commercial properties		28	10,312,461	92.4%
Residential:
Manhattan	Residential(4)	—	222,855	95.8%
Total portfolio		28	10,535,316	92.5%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)	Includes one unconsolidated joint venture property at 919 Third Avenue comprised of approximately 1,454,000 square feet.

(3)	Includes 1 unconsolidated tenancy-in-common (or "TIC") interest at 2 Herald Square, which is under contract for sale as of September 30, 2018.

(4)
As of September 30, 2018, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(5)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

As of September 30, 2018, we held debt and preferred equity investments with a book value of $2.0 billion.
Critical Accounting Policies
Refer to the 2017 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three and nine months ended September 30, 2018.

Results of Operations
Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017
The following comparison for the three months ended September 30, 2018, or 2018, to the three months ended September 30, 2017, or 2017, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2017 and still owned by us in the same manner at September 30, 2018 (Same-Store Properties totaled 24 of our 25 consolidated properties),

ii.	“Acquisition Properties,” which represents all properties or interests in properties acquired in 2018 and 2017 and properties that are under development, redevelopment,

iii.	"Disposed Properties" which represents all properties sold as well as interests in properties sold or partially sold in 2018 and 2017, and

iv.	“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties,

(in thousands)	2018	2017	$ Change	% Change
Rental revenue, net	$128,726	$167,346	$(38,620)	(23.1)%
Escalation and reimbursement	20,492	25,721	(5,229)	(20.3)%
Investment income	49,125	47,946	1,179	2.5%
Other income	244	895	(651)	(72.7)%
Total revenues	198,587	241,908	(43,321)	(17.9)%

Property operating expenses	70,308	89,294	(18,986)	(21.3)%
Transaction related costs	2	—	2	—%
Marketing, general and administrative	131	92	39	42.4%
	70,441	89,386	(18,945)	(21.2)%

Interest expense and amortization of deferred financing costs, net of interest income	(16,179)	(37,207)	21,028	(56.5)%
Depreciation and amortization	(41,867)	(53,549)	11,682	(21.8)%
Equity in net (loss) income from unconsolidated joint ventures	(164)	2,927	(3,091)	(105.6)%
(Loss) gain on sale of real estate	(2,773)	114	(2,887)	(2,532.5)%
Depreciable real estate reserves	—	(379)	379	(100.0)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	6,345	282	6,063	2,150.0%
Net income	$73,508	$64,710	$8,798	13.6%
Rental, Escalation and Reimbursement Revenues
Rental revenue decreased primarily as a result of the effect of the deconsolidation of 919 Third Avenue ($23.9 million) and Disposed Properties ($8.8 million).
Escalation and reimbursement revenue decreased primarily as a result of the effect of the deconsolidation of 919 Third Avenue ($5.4 million), partially offset by increased recoveries at our Same-Store properties ($1.4 million).

Investment Income
For the three months ended September 30, 2018, investment income increased primarily as a result of an increase in the weighted book balance. For the three months ended September 30, 2018, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.1 billion and 8.7%, respectively, compared to $2.0 billion and 9.4%, excluding our investment in Two Herald Square which was put on non-accrual in August 2017, respectively, for the same period in 2017. As of September 30, 2018, the debt and preferred equity investments had a weighted average term to maturity of 1.8 years excluding extension options.
Other Income
Other income decreased primarily due to the deconsolidation of 919 Third Avenue and the Disposed Properties ($0.7 million).
Property Operating Expenses
Property operating expenses decreased primarily due to the deconsolidation of 919 Third Avenue and the Disposed Properties ($17.1 million).
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily as a result of the deconsolidation of 919 Third Avenue ($6.6 million) in the first quarter of 2018, and the amendment of the 2012 credit facility ($11.5 million). The weighted average consolidated debt balance outstanding was $1.4 billion for the three months ended September 30, 2018 compared to $3.4 billion for the three months ended September 30, 2017. The consolidated weighted average interest rate was 5.14% for three months ended September 30, 2018 as compared to 3.82% for the three months ended September 30, 2017.
Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of the deconsolidation of deconsolidation of 919 Third Avenue and the Disposed Properties ($12.1 million).
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures decreased primarily as a result of the repayment and redemption of certain debt and preferred equity positions accounted for under the equity method ($2.9 million).
(Loss) Gain on Sale of Real Estate
During the three months ended September 30, 2018 we recognized a loss on sale related to our interest in Reckson Executive Park ($2.6 million).

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017
The following comparison for the nine months ended September 30, 2018, or 2018, to the nine months ended September 30, 2017, or 2017, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2017 and still owned by us in the same manner at September 30, 2018 (Same-Store Properties totaled 24 of our 25 consolidated properties),

ii.	“Acquisition Properties,” which represents all properties or interests in properties acquired in 2018 and 2017 and properties that are under development or redevelopment,

iii.	"Disposed Properties" which represents all properties or interests in properties sold or partially sold in 2018 and 2017, and

iv.	“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties,

(in thousands)	2018	2017	$ Change	% Change
Rental revenue, net	$401,846	$502,376	$(100,530)	(20.0)%
Escalation and reimbursement	60,400	73,163	(12,763)	(17.4)%
Investment income	143,087	148,924	(5,837)	(3.9)%
Other income	10,531	1,612	8,919	553.3%
Total revenues	615,864	726,075	(110,211)	(15.2)%

Property operating expenses	212,525	257,876	(45,351)	(17.6)%
Transaction related costs	283	2	281	—%
Marketing, general and administrative	405	321	84	26.2%
	213,213	258,199	(44,986)	(17.4)%

Interest expense and amortization of deferred financing costs, net of interest income	(51,595)	(102,908)	51,313	(49.9)%
Depreciation and amortization	(125,163)	(156,106)	30,943	(19.8)%
Equity in net (loss) income from unconsolidated joint ventures	3,835	10,362	(6,527)	(63.0)%
(Loss) gain on sale of real estate	(17,636)	5,047	(22,683)	(449.4)%
Depreciable real estate reserves	—	(85,707)	85,707	(100.0)%
Purchase price and other fair value adjustments	54,860	—	54,860	100.0%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	5,982	285	5,697	1,998.9%
Net income	$272,934	$138,849	$134,085	96.6%
Rental, Escalation and Reimbursement Revenues
Rental revenue decreased primarily as a result of the deconsolidation of 919 Third Avenue ($71.5 million) and the Disposed Properties ($24.7 million).
Escalation and reimbursement revenue decreased primarily as a result of the deconsolidation of 919 Third Avenue ($15.5 million), partially offset by higher recoveries at our Same-Store Properties ($5.3 million).

Investment Income
For the nine months ended September 30, 2018, investment income decreased primarily as a result of previously unrecognized income in the second quarter of 2017 net with 2018 income related to our preferred equity investment in 885 Third Avenue ($7.2 million), partially offset by a larger weighted average book balance and an increase in the LIBOR benchmark rate. For the nine months ended September 30, 2018, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.1 billion and 9.0%, respectively, compared to $1.9 billion and 9.3%, excluding our investment in Two Herald Square which was put on non-accrual in August 2017, respectively, for the same period in 2017. As of September 30, 2018, the debt and preferred equity investments had a weighted average term to maturity of 1.8 years excluding extension options.
Other Income
Other income increased primarily as a result of real estate tax refunds at our Same-Store Properties ($4.1 million) and lease termination income earned at 1185 Avenue of the Americas ($2.9 million).
Property Operating Expenses
Property operating expenses decreased primarily due to the deconsolidation of 919 Third Avenue and the Disposed Properties ($48.8 million), which was partially offset by increased real estate taxes at our Same-Store Properties ($5.2 million).
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, decreased primarily as a result of the deconsolidation of 919 Third Avenue ($19.9 million) in the first quarter of 2018 and the amendment of the 2012 credit facility ($29.6 million). The weighted average consolidated debt balance outstanding was $1.4 billion for the nine months ended September 30, 2018 compared to $3.1 billion for the nine months ended September 30, 2017. The weighted average consolidated interest rate was 5.11% for the nine months ended September 30, 2018, as compared to 3.86% for the nine months ended September 30, 2017.
Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of the deconsolidation of 919 Third Avenue ($25.0 million) and Disposed Properties ($10.4 million), which included the sale of 16 Court Street ($2.8 million) in the fourth quarter of 2017, and the sale of 680/750 Washington Boulevard ($1.6 million) in the third quarter of 2017.
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures decreased primarily as a result of the repayment and/or redemption of certain debt and preferred equity positions accounted for under the equity method ($6.7 million).
Purchase price and other fair value adjustments
In January 2018, the partnership agreement for our investment in 919 Third Avenue was modified resulting in our partner now having substantive participating rights in the venture and the Company no longer having a controlling interest in the investment. As a result the investment in this property was deconsolidated as of January 1, 2018. The Company recorded its non-controlling interest at fair value resulting in a $54.9 million fair value adjustment in the consolidated statement of operations. This fair value was allocated to the assets and liabilities, including identified intangibles of the property.
(Loss) gain on sale of real estate
During the nine months ended September 30, 2018, we recognized a loss on the sale of 635 Madison Avenue ($14.1 million), a loss on the sale of Reckson Execute Park ($2.6 million), and a loss on the sale of 115-117 Stevens Avenue ($0.7 million). During the nine months ended September 30, 2017, we recognized a gain on the sale associated with the partial sale of the property at 102 Greene Street ($4.9 million).
Depreciable real estate reserves
During the nine months ended September 30, 2017, we recorded an $85.7 million charge in connection with 520 White Plains Road in Tarrytown, NY, 125 Chubb Way in Lyndhurst, NJ and 680/750 Washington Boulevard in Stamford, Connecticut.
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
Cash, cash equivalents, and restricted cash were $75.2 million and $115.8 million at September 30, 2018 and 2017, respectively, representing a decrease of $40.6 million. The decrease was due to the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
Net cash provided by operating activities	$292,572	$285,616	$6,956
Net cash (used in) provided by investing activities	$128,468	$(92,518)	$220,986
Net cash (used in) financing activities	$(422,992)	$(180,752)	$(242,240)
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At September 30, 2018, our operating portfolio was 92.5% occupied. Our debt and preferred equity investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017, the change in investing cash flows was due to the following activities (in thousands):

Acquisitions of real estate properties	$224
Additions to land, buildings and improvements	15,501
Capital improvements/acquisition deposits/deferred purchase price	—
Investments in unconsolidated joint ventures	(20,365)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	65,140
Net proceeds from disposition of real estate/joint venture interest	86,237
Other investments	(74,113)
Origination of debt and preferred equity investments	283,415
Repayments or redemption of debt and preferred equity investments	(135,053)
Decrease in net cash provided by investing activities	$220,986
Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $98.5 million for the nine months ended September 30, 2017 to $83.0 million for the nine months ended September 30, 2018, relating primarily to increased costs incurred in connection with the redevelopment of properties.

We generally fund our investment activity through the sale of real estate, property-level financing, our 2012 credit facility, our MRA facilities, and senior unsecured notes. During the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017, we used cash for the following financing activities (in thousands):

Proceeds from mortgages and other loans payable	$24,741
Proceeds from revolving credit facility and senior unsecured notes	(1,447,800)
Repayments of revolving credit facility and senior unsecured notes	917,800
Distributions to noncontrolling interests in other partnerships	43,116
Contributions from common unitholder	(860,616)
Distributions to common and preferred unitholders	1,096,602
Other obligations related to loan participations	(16,628)
Deferred loan costs and capitalized lease obligation	545
Decrease in net cash used in financing activities	$(242,240)
Capitalization
All of our issued and outstanding Class A common units are owned by Wyoming Acquisition GP LLC or the Operating Partnership.
Indebtedness
2017 Credit Facility
In November 2017, the Company, SL Green and the Operating Partnership entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into in November 2012. The amendment resulted in the Company no longer being a borrower, and instead is providing a guarantee of the facility. The 2012 credit facility had a carrying value of $1.2 billion, net of deferred financing costs, as of the amendment date and was removed from our consolidated balance sheet and shown as a non-cash capital contribution. SL Green and the Operating Partnership remain borrowers jointly and severally obligated under the 2017 credit facility. As of September 30, 2018, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. SL Green and the Operating Partnership also have an option, subject to customary conditions, to increase the borrowing capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from the existing lenders and other financial institutions.
As of September 30, 2018, SL Green and the Operating Partnership had $11.8 million of outstanding letters of credit, $145.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.3 billion under the 2017 credit facility. At September 30, 2018 and December 31, 2017, the revolving credit facility had a carrying value of $136.7 million and $30.3 million, respectively, net of deferred financing costs. At September 30, 2018 and December 31, 2017, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2018 and December 31, 2017, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2018 would decrease our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by approximately $10.7 million. At September 30, 2018, 72.4% of our $2.0 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $0.9 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of September 30, 2018 bore interest based on a spread of LIBOR plus 234 basis points to LIBOR plus 340 basis points.
Contractual Obligations
Refer to our 2017 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three and nine months ended September 30, 2018.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including debt and preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2018, we expect to incur $38.1 million of recurring capital expenditures and $18.7 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings, or additional debt issuances.
Insurance
We are insured through a program administered by SL Green. SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets. Additionally, SL Green's captive insurance company, Belmont Insurance Company, or Belmont, provides coverage for certain policies including NBCR terrorist acts above a deductible. Since March 31, 2018, SL Green's second captive insurance company, Ticonderoga Insurance Company, or Ticonderoga, reinsures the NBCR risk that was retained by Belmont. If Ticonderoga is required to pay a claim under SL Green's insurance policies, SL Green would ultimately record the loss to the extent of Ticonderoga's payment. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under debt our instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont provides coverage solely on properties owned by SL Green or its affiliates.
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
In connection with SL Green's program, we incurred insurance expense of approximately $1.0 million and $3.2 million for the three and nine months ended September 30, 2018, respectively. We incurred insurance expense of approximately $1.3 million and $4.1 million for the three and nine months ended September 30, 2017, respectively.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2017. Our exposures to market risk have not changed materially since December 31, 2017.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of September 30, 2018, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A.  RISK FACTORS
As of September 30, 2018 there have been no material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K. We encourage you to read “Part I. Item 1A. Risk Factors” in the 2017 Annual Report on Form 10-K for SL Green Realty Corp., our indirect parent company.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

(a)	Exhibits:

4.1
Second Supplemental Indenture, dated as of August 7, 2018, among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of October 5, 2017, between SL Green Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 7, 2018, filed with the SEC on August 7, 2018.

4.2	Form of Floating Rate Note (included in the Second Supplemental Indenture incorporated by reference as Exhibit 4.1 of this Form 10-Q).
31.1	Certification of Marc Holliday, President of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a), filed herewith.
31.2	Certification of Matthew J. DiLiberto, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a), filed herewith.
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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
	By:	/s/ Matthew J. DiLiberto
Matthew J. DiLiberto Treasurer

Date: November 13, 2018