Form 10-K
period 2018-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2019-03-28
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒
Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of March 27, 2019, no common units of limited partnership of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement of SL Green Realty Corp., the indirect parent of the Registrant, for its 2019 Annual Stockholders' Meeting to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I

ITEM 1.    BUSINESS
General
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 95.30% owned by SL Green Realty Corp., or SL Green, as of December 31, 2018. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
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
As of December 31, 2018, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1)(unaudited)
Commercial:
Manhattan	Office(2)	15	8,303,245	94.9%
	Retail(3)(4)	5	364,816	99.4%
	Development/Redevelopment	1	160,000	96.0%
	Fee Interest	—	—	—%
		21	8,828,061	95.1%
Suburban	Office	6	1,432,400	94.3%
	Retail	1	52,000	100.0%
		7	1,484,400	94.5%
Total commercial properties		28	10,312,461	95.0%
Residential:
Manhattan	Residential(3)	—	222,855	96.1%
Total portfolio		28	10,535,316	95.0%
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

(3)
As of December 31, 2018, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(4)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

As of December 31, 2018, we also held debt, preferred equity and other investments with a book value of $2.0 billion.
Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2018, SL Green employed 1,058 employees, 310 of whom were employed in SL Green's corporate offices. We can be contacted at (212) 594-2700. Our indirect parent entity, SL Green, maintains a website at www.slgreen.com. On this website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. SL Green has also made available on its website its audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on SL Green's website to be part of this annual report on Form 10-K. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Business and Growth Strategies
See Item 1 "Business—Business and Growth Strategies" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2018 for a complete description of SL Green's business and growth strategies.
Competition
See Item 1 "Business—Competition" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2018 for a complete description of SL Green's competition.
Manhattan Office Market Overview
See Item 1 "Business—Manhattan Office Market Overview" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2018 for a complete description of SL Green's Manhattan office market overview.
Industry Segments
See Item 1 "Business—Industry Segments" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2018 for a complete description of SL Green's industry segments.
Employees
See Item 1 "Business—Employees" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2018 for a complete description of SL Green's employees.

ITEM 1A.  RISK FACTORS
We encourage you to read "Item 1A—Risk Factors" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2018.
Declines in the demand for office space in the New York metropolitan area, and in particular midtown Manhattan, could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and make distributions to SL Green.
The majority of our property holdings are comprised of commercial office properties located in midtown Manhattan. Our property holdings also include a number of retail properties and multifamily residential properties. As a result of the concentration of our holdings, our business is dependent on the condition of the New York metropolitan area economy in general and the market for office space in midtown Manhattan in particular. Future weakness and uncertainty in the New York metropolitan area economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and our ability to service current debt and make distributions to SL Green.
We may be unable to renew leases or relet space as leases expire.
If tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of a renewal or new lease, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2018, approximately 51.2% of the rentable square feet, is scheduled to expire by December 31, 2023 at our consolidated properties and as of December 31, 2018, these leases had annualized escalated rent totaling $320.4 million. In addition, changes in space utilization by tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and make distributions to SL Green could be adversely affected.
We face significant competition for tenants.
The leasing of real estate is highly competitive. The principal competitive factors are rent, location, services provided and the nature and condition of the property to be leased. We directly compete with all owners, developers and operators of similar space in the areas in which our properties are located.
Our commercial office properties are concentrated in highly developed areas of the New York metropolitan area. Manhattan is the largest office market in the United States. The number of competitive office properties in the New York metropolitan area, which may be newer or better located than our properties, could have a material adverse effect on our ability to lease office space at our properties, and on the effective rents we are able to charge.
The expiration of long term leases or operating sublease interests where we do not own a fee interest in the land could adversely affect our results of operations.
Our interests in 461 Fifth Avenue, 625 Madison Avenue, 1185 Avenue of the Americas, 919 Third Avenue, and 711 Third Avenue, all in Manhattan, and 1055 Washington Boulevard, Stamford, Connecticut, are entirely or partially comprised of either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land.
We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date and own 50% of the fee position at 711 Third Avenue. The fee interest in the land at 919 Third Avenue is owned by SL Green. The average remaining term of these long-term leases as of December 31, 2018, including our unilateral extension rights on each of the properties, is 37 years. Pursuant to the leasehold arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Annualized cash rents, including our share of joint venture annualized cash rents, from properties held through long-term leases or operating sublease interests at December 31, 2018 totaled $304.0 million, or 43.8%, of our share of total Portfolio annualized cash rent. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will lose our right to operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Rent payments under leasehold or operating sublease interests are adjusted, within the parameters of the contractual arrangements, at certain intervals. Rent adjustments may result in higher rents that could adversely affect our financial condition and results of operation.
We rely on five large properties for a significant portion of our revenue.
Five of our properties, 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue, 750 Third Avenue, and 810 Seventh Avenue accounted for 51.3% of our share of office portfolio annualized cash rent, and 1185 Avenue of the Americas alone accounted for 14.9% of our share of total annualized cash rent for office properties as of December 31, 2018.

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
Giving effect to leases in effect as of December 31, 2018 for consolidated properties, as of that date, our five largest tenants, based on annualized cash rent, accounted for 16.2% of our share of portfolio annualized cash rent, with three tenants, Ralph Lauren Corporation, Debevoise & Plimpton, LLP and News America Incorporated, accounting for 4.7%, 3.6% and 3.0% of our share of Portfolio annualized cash rent, respectively. Our business and results of operations would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, or otherwise refused to pay rent in a timely fashion or at all. In addition, if business conditions in the industries in which our tenants are concentrated deteriorate, or economic volatility has a disproportionate impact on our clients, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which could in turn have an adverse effect on our business and results of operations.
We are subject to risks that affect the retail environment.
Approximately 6.4% of our Portfolio annualized cash rent is generated by retail properties, principally in Manhattan. As a result, we are subject to risks that affect the retail environment generally, including the level of consumer spending and preferences, consumer confidence, electronic retail competition and levels of tourism in Manhattan. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties, which could in turn have an adverse effect on our business and results of operations.
Adverse economic and geopolitical conditions in general and the commercial office markets in particular could have a material adverse effect on our results of operations and financial condition and, consequently, our ability to service debt obligations and make distributions to SL Green.
Our business may be affected by volatility in the financial and credit markets and other market, economic, or political challenges experienced by the U.S. economy or the real estate industry as a whole, including changes in law and policy and uncertainty in connection with any such changes. Future periods of economic weakness or volatility could result in reduced access to credit and/or wider credit spreads. Economic or political uncertainty, including concern about growth and the stability of the markets generally and changes in the federal interest rates, may lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, which could adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Specifically, our business may be affected by the following conditions:

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
We are insured through a program administered by SL Green. SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets. Additionally, SL Green's captive insurance company, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by SL Green's other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under SL Green's insurance policies, SL Green would ultimately record the loss to the extent of required payments. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under our debt instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned by SL Green or its affiliates.
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
Cash flow could be insufficient to make distributions to SL Green and meet the payments of principal and interest required under our current mortgages and our indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was $0.6 billion as of December 31, 2018, consisting of $615.6 million of non-recourse mortgages and loans payable on certain of our properties and debt and preferred equity investments. As of December 31, 2018, the total principal amount of non-recourse indebtedness outstanding at our unconsolidated joint venture properties was $641.0 million.
If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties could trigger defaults under the terms of our other financings, making such financings at risk of being declared immediately payable, and would have a negative impact on our financial condition and results of operations.
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
Advances under our master repurchase agreements bear interest at a variable rate. Our consolidated variable rate borrowings totaled $365.6 million at December 31, 2018. In addition, we could increase the amount of our outstanding variable rate debt in the future. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. At December 31, 2018, a hypothetical 100 basis point increase in interest rates across each of our consolidated variable interest rate instruments, including our variable rate debt and preferred equity investments which mitigate our exposure to interest rate changes, would decrease our net annual interest costs by $9.3 million. Our joint ventures may also incur variable rate debt and face similar risks. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to service debt and make distributions to SL Green.

The potential phasing out of LIBOR after 2021 may affect our financial results.
The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, has announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes or the establishment of alternative reference rates.
The Alternative Reference Rate Committee ("ARRC"), a committee convened by the Federal Reserve that includes major market participants, and on which the SEC staff and other regulators participate, has proposed an alternative rate to replace U.S. Dollar LIBOR, the Secured Overnight Financing Rate (“SOFR”). Any changes announced by the FCA, ARRC, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which U.S. Dollar LIBOR, SOFR, or any other alternative rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the levels of interest payments we incur and interest payments we receive may change. In addition, although certain of our LIBOR based obligations and investments provide for alternative methods of calculating the interest rate if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form.
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
Increases in our leverage could adversely affect our cash flow.
SL Green considers its business as a whole in determining the amount of leverage for itself and its subsidiaries, including us. SL Green also considers other factors in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service. Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As a result, if we become more highly leveraged, an increase in debt service could adversely affect cash available for distributions to SL Green and could increase the risk of default on our indebtedness.
Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations.
We held first mortgages, mezzanine loans, junior participations and preferred equity interests with an aggregate net book value of $2.0 billion at December 31, 2018. Some of these instruments may be recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential. In addition, we may invest in mortgage-backed securities and other marketable securities.
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
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are competitive or inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2018, we had an aggregate cost basis in these joint ventures totaling $339.3 million.
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
Alliance Building Services, or Alliance, and its affiliates are partially owned by Gary Green, a son of Stephen L. Green, who serves as a member and as the chairman emeritus of SL Green's board of directors, and provide services to certain properties owned by us. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.
SL Green and its tenants accounted for 24.89% of Alliance's 2018 estimated total revenue, based on information provided to us by Alliance. While we believe that the contracts pursuant to which these services are provided were the result of arm's length negotiations, there can be no assurance that the terms of such agreements, or dealings between the parties during the performance of such agreements, will be as favorable to us as those which could be obtained from unaffiliated third parties providing comparable services under similar circumstances.
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
If SL Green fails to qualify as a REIT, the funds available for distribution to its stockholders would be substantially reduced as it would not be allowed a deduction for dividends paid to its stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates and possibly increased state and local taxes.
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
The Tax Cuts and Jobs Act (the ‘‘Tax Act’’), signed into law on December 22, 2017, made substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to ‘‘sunset’’ provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The Tax Act also imposes certain additional limitations on the deduction of net operating losses, which may in the future cause SL Green to be required to make distributions that will be taxable to its stockholders to the extent its current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. The effect of these, and the many other, changes made in the Tax Act is highly uncertain, in terms of their effect on the value of our securities and the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. Technical corrections to the Tax Act were proposed in 2018, and additional corrections may be proposed in 2019, the effect of which cannot be predicted and may be adverse to us, our parent company or our parent company's stockholders.
Additionally, the rules dealing with U.S. federal income taxation are continually under review by Congress, the IRS, and the U.S. Department of the Treasury. Any such changes could have an adverse effect on the value of our securities or on the market value or the resale potential of our assets.
Loss of our key personnel could harm our operations and the value of our securities.
We are dependent on the efforts of Marc Holliday, the chairman and chief executive officer of SL Green and president of WAGP, and Andrew W. Mathias, the president of SL Green. These officers have employment agreements which expire in January 2022 and December 2021, respectively. A loss of the services of either of these individuals could adversely affect our operations.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2018, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2018, we owned or held interests in 15 commercial office buildings encompassing approximately 8.3 million rentable square feet, located primarily in midtown Manhattan. Many of these buildings include some amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2018, our portfolio also included ownership interests in 6 commercial office buildings encompassing approximately 1.4 million rentable square feet located in Brooklyn, Westchester County, and Connecticut. We refer to these buildings as our Suburban properties. Some of these buildings also include a small amount of retail space on the lower floors, as well as basement/storage space.
As of December 31, 2018, we also owned in Manhattan, a mixed-use residential and prime retail property encompassing approximately 492,987 square feet. As of December 31, 2018, we also held debt, preferred equity, and other investments with a book value of $2.0 billion.
The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, and residential properties and land interest in the portfolio as of December 31, 2018:

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent	Number of Tenants	Annualized Cash Rent Per Leased Square Foot (3)
MANHATTAN OFFICE PROPERTIES
"Same Store"
110 East 42nd Street	1921	Grand Central	215,400	2.2%	79.2%	$10,170,723	1.7%	25	$59.28
110 Greene Street(4)	1908/1920	Soho	223,600	2.3	77.3	13,933,096	2.1	59	82.50
125 Park Avenue	1923/2006	Grand Central	604,245	6.2	99.5	42,560,593	7.3	26	66.96
304 Park Avenue South	1930	Midtown South	215,000	2.2	100.0	16,810,271	2.9	11	78.49
461 Fifth Avenue(5)	1988	Midtown	200,000	2.1	79.0	14,739,342	2.5	10	91.27
555 West 57th Street	1971	Midtown West	941,000	9.7	99.9	43,578,630	7.5	9	43.07
625 Madison Avenue(5)	1956/2002	Plaza District	563,000	5.8	98.8	63,714,420	10.9	25	110.30
635 Sixth Avenue	1902	Midtown South	104,000	1.1	100.0	9,810,351	1.7	2	104.04
641 Sixth Avenue	1902	Midtown South	163,000	1.7	100.0	14,960,424	2.6	6	88.21
711 Third Avenue(5)	1955	Grand Central North	524,000	5.4	93.7	34,182,575	5.9	21	62.36
750 Third Avenue	1958/2006	Grand Central North	780,000	8.0	98.0	49,234,111	8.4	30	61.28
810 Seventh Avenue	1970	Times Square	692,000	7.1	97.6	48,957,570	8.4	51	67.68
919 Third Avenue(6)	1970	Grand Central North	1,454,000	14.9	100.0	98,481,218	8.6	9	65.78
1185 Avenue of the Americas(5)	1969	Rockefeller Center	1,062,000	10.9	85.5	87,029,341	14.9	13	93.25
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	5.8	89.8	41,452,041	7.1	38	78.16
Subtotal/ Weighted Average			8,303,245	85.4%	94.9%	$589,614,706	92.5%	335
Total / Weighted Average Manhattan Office Properties			8,303,245	85.4%	94.9%	$589,614,706	92.5%	335

SUBURBAN OFFICE PROPERTIES
"Same Store" Westchester, NY
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	2.6%	97.5%	6,334,440	1.1	15	26.35
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	2.5	86.1	5,480,904	0.9	7	26.80
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	2.3	99.9	6,136,920	1.1	8	28.72
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	3.9	100.0	15,465,022	2.6	22	40.45
Westchester, NY Subtotal/Weighted Average			1,107,000	11.3%	96.3%	$33,417,286	5.7%	52
"Same Store" Connecticut
1055 Washington Boulevard(5)	1987	Stamford, Connecticut	182,000	1.9%	85.5%	$5,812,236	1.0%	24	$36.48
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	1.4	89.7	4,394,376	0.8	27	32.97
Connecticut Subtotal/Weighted Average			325,400	3.3%	87.4%	$10,206,612	1.8%	51
Total / Weighted Average Suburban Office Properties			1,432,400	14.6%	94.3%	$43,623,898	7.5%	103
Portfolio Grand Total / Weighted Average			9,735,645	100.0%	94.8%	$633,238,604	100.0%	438
Portfolio Grand Total—ROP share of Annualized Cash Rent						$583,589,497
PRIME RETAIL
115 Spring Street	1900	SoHo	5,218	1.2%	100.0%	$3,406,360	8.4%	1	$556.42
131-137 Spring Street - 20.0%	1891	SoHo	68,342	16.4	96.7	13,752,835	6.8	9	203.07
315 West 33rd Street - The Olivia	2000	Penn Station	270,132	64.8	100.0	17,695,595	43.4	10	64.20
752 Madison Avenue	1996/2012	Plaza District	21,124	5.1	100.0	15,051,768	37.0	1	712.54
Williamsburg Terrace	2010	Brooklyn, New York	52,000	12.5	100.0	1,801,412	4.4	3	34.62
Total/Weighted Average Retail Properties			416,816	100.0%	99.5%	$51,707,970	100.0%	24

DEVELOPMENT/REDEVELOPMENT	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Gross Total RE Book Value	Number of Tenants	Annualized Cash Rent Per Leased Square Foot (3)
609 Fifth Avenue	Rockefeller Center	16,000	100	96.0%	$20,123,601	$218,327	2	$123.85

RESIDENTIAL PROPERTY	SubMarket	Usable Sq. Feet	Total Units	Percent Occupied(1)	Annualized Cash Rent(2)	Average Monthly Rent Per Unit (7)
315 West 33rd Street - The Olivia	Penn Station	222,855	333	96.1%	$16,306,174	$4,260

(1)	Excludes leases signed but not yet commenced as of December 31, 2018.

(2)
Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2018 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2018 for the 12 months ending December 31, 2019 will reduce cash rent by $42.3 million for our properties.

(3)	Annualized Cash Rent Per Leased Square Foot represents Annualized Cash Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(4)	We own a 90% interest in this joint venture asset.

(5)	We hold a leasehold interest in this property.

(6)	We own a 51% interest in this joint venture asset.

(7)	Calculated based on occupied units.
Historical Occupancy
Historically SL Green has achieved consistently higher occupancy rates in its Manhattan portfolio as compared to the overall midtown Manhattan market, as shown over the last five years in the following table:

	Leased Occupancy Rate of Manhattan Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the Midtown Manhattan Market(2)(3)	Occupancy Rate of Class B Office Properties in the Midtown Manhattan Market(2)(3)
December 31, 2018	94.5%	91.1%	89.4%
December 31, 2017	93.8%	90.5%	90.3%
December 31, 2016	94.9%	90.0%	92.2%
December 31, 2015	94.2%	90.9%	91.3%
December 31, 2014	95.3%	89.4%	91.6%

(1)	Includes leases signed but not yet commenced as of the relevant date in the wholly-owned and joint venture properties owned by SL Green.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

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

Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2023, the average annual lease expirations at our Manhattan operating properties is expected to be approximately 0.8 million square feet representing an average annual expiration rate of approximately 10.0% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following table sets forth a schedule of the annual lease expirations at our Manhattan operating properties, with respect to leases in place as of December 31, 2018 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there no tenant bankruptcies or other tenant defaults):

Manhattan Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2019(4)	41	696,905	8.5%	$55,953,217	9.5%	$80.29
2020	37	781,483	9.5	60,106,504	10.2	76.91
2021	50	1,255,483	15.2	85,313,257	14.5	67.95
2022	37	681,578	8.3	49,152,984	8.3	72.12
2023	36	698,068	8.5	42,973,151	7.3	61.56
2024	11	134,073	1.6	11,905,737	2.0	88.80
2025	25	504,912	6.1	50,534,762	8.6	100.09
2026	27	745,999	9.1	49,956,919	8.5	66.97
2027	24	389,992	4.7	32,563,793	5.5	83.50
2028 & thereafter	54	2,352,278	28.5	151,154,382	25.6	64.26
Total/weighted average	342	8,240,771	100.0%	$589,614,706	100.0%	$71.55

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2018 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2018 for the 12 months ending December 31, 2019 will reduce cash rent by $39.8 million for the properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 8,934 square feet and annualized cash rent of $0.1 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2018.
Leases in our Suburban portfolio, as at many other suburban operating properties, typically have an initial term of five to ten years. For the five years ending December 31, 2023, the average annual lease expirations at our Suburban operating properties is expected to be approximately 0.2 million square feet, representing an average annual expiration rate of approximately 11.8% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at our Suburban operating properties with respect to leases in place as of December 31, 2018 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2019(4)	19	250,916	18.8%	$7,727,268	17.7%	$30.80
2020	16	163,184	12.2	5,929,026	13.6	36.33
2021	20	207,724	15.6	7,693,464	17.6	37.04
2022	10	48,363	3.6	1,727,104	4.0	35.71
2023	15	114,436	8.6	3,829,074	8.8	33.46
2024	3	22,453	1.7	706,140	1.6	31.45
2025	2	29,439	2.2	1,067,678	2.4	36.27
2026	8	170,707	12.8	6,172,301	14.1	36.16
2027	3	180,213	13.5	4,540,701	10.4	25.20
2028 & thereafter	7	146,021	11.0	4,231,143	9.8	28.98
Total/weighted average	103	1,333,456	100.0%	$43,623,899	100.0%	$32.71

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2018 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2018 for the 12 months ending December 31, 2019 will reduce cash rent by $2.5 million for the suburban properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 43,859 square feet and annualized cash rent of $1.6 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2018.
Tenant Diversification
At December 31, 2018, our Manhattan and Suburban office properties were leased to 438 tenants, which are engaged in a variety of businesses, including, but not limited to, professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 10 largest tenants in our Manhattan and Suburban office properties, which are not intended to be representative of our tenants as a whole, based on the amount of our share of annualized cash rent as of December 31, 2018:

Tenant	Properties	Lease Expiration	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet	Percentage of Aggregate Portfolio Annualized Cash Rent
Ralph Lauren Corporation	625 Madison Avenue	2019	386,785	4.0%	4.7%
Debevoise & Plimpton, LLP	919 Third Avenue	2021	577,438	5.9	3.6
King & Spalding	1185 Avenue of the Americas	2025	218,275	2.2	3.0
News America Incorporated	1185 Avenue of the Americas	2020	165,086	1.7	2.6
National Hockey League	1185 Avenue of the Americas	2022	148,217	1.5	2.3
C.B.S. Broadcasting, Inc.	555 West 57th Street	2023	338,527	3.5	2.3
Giorgio Armani Collection	752-760 Madison Avenue	2024	21,124	0.2	2.3
Advance Magazine Group, Fairchild Publications	750 Third Avenue	2021	286,622	2.9	2.2
Amerada Hess Corp.	1185 Avenue of the Americas	2027	167,169	1.7	2.2
Infor (USA) Inc.	635 Sixth Avenue & 641 Sixth Avenue	2022, 2025, 2026 & 2027	149,119	1.5	1.9
Total			2,458,362	25.1%	27.1%

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
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2018, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established trading market for our common equity. As of March 27, 2019, there were two holders of our Class A common units, both of which are subsidiaries of SL Green.
Common Units
No distributions have been declared by ROP in respect of its Class A common units subsequent to the Merger on January 25, 2007.
Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any Class A common units during the years ended December 31, 2018, 2017 and 2016 that were not registered under the Securities Act of 1933, as amended.
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

	Year Ended December 31,
Operating Data (in thousands)	2018	2017	2016	2015	2014

Total revenue	$816,103	$967,538	$975,416	$925,233	$847,522
Operating expenses	131,212	164,219	166,137	163,969	154,374
Real estate taxes	130,532	156,967	152,010	143,873	133,567
Ground rent	19,798	20,941	20,971	20,941	20,941
Interest expense, net of interest income	62,081	123,969	109,208	119,342	129,356
Amortization of deferred finance costs	4,532	9,313	7,918	7,519	7,810
Depreciation and amortization	166,372	205,795	212,514	202,474	196,505
Loan loss and other investment reserves, net of recoveries	5,750	—	—	—	—
Transaction related costs	283	3	238	2,871	3,599
Marketing, general and administrative	627	496	720	464	372
Total expenses	521,187	681,703	669,716	661,453	646,524
Equity in net income from unconsolidated joint venture	4,198	14,192	14,509	8,841	4,491
Equity in net gain on sale of interest in unconsolidated joint venture	5,981	672	—	—	85,559
Purchase price and other fair value adjustment	54,860	—	—	—	—
(Loss) gain on sale of real estate	(54,095)	69,826	(6,909)	100,190	—
Depreciable real estate reserves and impairment	(106,376)	(172,071)	—	(9,998)	—
Loss on early extinguishment of debt	—	—	—	(49)	(7,385)
Income from continuing operations	199,484	198,454	313,300	362,764	283,663
Discontinued operations	—	—	—	—	119,575
Net income	199,484	198,454	313,300	362,764	403,238
Net (income) loss attributable to noncontrolling interests	(718)	17,440	(4,424)	(9,169)	(2,641)
Preferred units dividend	(3,821)	(3,819)	(3,821)	(1,698)	—
Net income attributable to ROP common unitholder	$194,945	$212,075	$305,055	$351,897	$400,597

	As of December 31,
Balance Sheet Data (in thousands)	2018	2017	2016	2015	2014

Commercial real estate, before accumulated depreciation	$5,459,370	$7,029,455	$7,508,870	$7,428,243	$7,203,216
Total assets	7,009,297	8,541,508	8,754,613	8,833,317	8,303,773
Mortgage note and other loan payable, revolving credit facility and term loan and senior unsecured notes, net	607,569	1,730,715	2,650,849	2,660,297	2,893,001
Total capital	6,081,108	6,333,020	5,528,823	4,586,952	5,080,081

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
Leasing and Operating
In 2018, SL Green's same-store Manhattan office property occupancy inclusive of leases signed but not commenced, was 95.7% compared to 95.8% in the prior year. SL Green signed office leases in Manhattan encompassing approximately 2.4 million square feet, of which approximately 1.3 million square feet represented office leases that replaced previously occupied space. SL Green's mark-to-market on the signed Manhattan office leases that replaced previously occupied space was 6.5% for 2018.
According to Cushman & Wakefield, leasing activity in Manhattan in 2018 totaled approximately 35.9 million square feet. Of the total 2018 leasing activity in Manhattan, the Midtown submarket accounted for approximately 23.7 million square feet, or approximately 66.0%. Manhattan's overall office vacancy went from 8.9% at December 31, 2017 to 9.2% at December 31, 2018 primarily as a result of increased vacancy in the Downtown submarket partially offset by decreased vacancy in the Midtown submarket. Overall average asking rents in Manhattan increased in 2018 by 0.04% from $72.25 per square foot at December 31, 2017 to $72.28 per square foot at December 31, 2018.
As of December 31, 2018, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments in the New York metropolitan area also include investments in Brooklyn, Westchester County, and Connecticut, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office(2)	15	8,303,245	94.9%
	Retail(3)(4)	5	364,816	99.4%
	Development/Redevelopment	1	160,000	96.0%
		21	8,828,061	95.1%
Suburban	Office	6	1,432,400	94.3%
	Retail	1	52,000	100.0%
		7	1,484,400	94.5%
Total commercial properties		28	10,312,461	95.0%
Residential:
Manhattan	Residential(3)	—	222,855	96.1%
Total portfolio		28	10,535,316	95.0%
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

(3)
As of December 31, 2018, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(4)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

As of December 31, 2018, we also held debt, preferred equity and other investments with a book value of $2.0 billion.

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
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are variable interest entities (each, a "VIE") and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture and includes adjustments related to basis differences that were identified as part of the initial accounting for the investment. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. See Note 6, "Investments in Unconsolidated Joint Ventures."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2018.

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
We record a gain on sale of real estate assets when we no longer hold a controlling financial interest in the entity holding the real estate, a contract exists with a third party and that third party has control of the assets acquired.
Investment income on debt and preferred equity investments is accrued based on the contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Some debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
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
Allowance for loan loss and other investment reserves
The expense for loan loss and other investment reserves in connection with debt and preferred equity investments is the charge to earnings to adjust the allowance for possible losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality.
The Company evaluates debt and preferred equity investments that are held to maturity for possible impairment or credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor. Quarterly, the Company assigns each loan a risk rating. Based on a 3-point scale, loans are rated “1” through “3,” from less risk to greater risk, which ratings are defined as follows: 1 - Low Risk Assets - Low probability of loss, 2 - Watch List Assets - Higher potential for loss, 3 - High Risk Assets - Loss more likely than not.
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

Debt and preferred equity investments that are classified as held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820-10. As circumstances change, management may conclude not to sell an investment designated as held for sale. In such situations, the investment will be reclassified at its net carrying value to debt and preferred equity investments held to maturity. For these reclassified investments, the difference between the current carrying value and the expected cash to be collected at maturity will be accreted into income over the remaining term of the investment.
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
Results of Operations
Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
The following comparison for the year ended December 31, 2018, or 2018, to the year ended December 31, 2017, or 2017, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2017 and still owned by us in the same manner at December 31, 2018 (Same-Store Properties totaled 24 of our 25 consolidated operating properties),

ii.
“Acquisition Properties,” which represents all properties or interests in properties acquired in 2018 and 2017 and all non-Same-Store Properties, including properties that are under development or redevelopment,

iii.	"Disposed Properties" which represents all properties or interests in properties sold in 2018 and 2017, and

iv.	“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties.

(in thousands)	2018	2017	$ Change	% Change

Rental revenue, net	$531,844	$668,068	$(136,224)	(20.4)%
Escalation and reimbursement	82,583	99,887	(17,304)	(17.3)%
Investment income	190,408	193,977	(3,569)	(1.8)%
Other income	11,268	5,606	5,662	101.0%
Total revenues	816,103	967,538	(151,435)	(15.7)%

Property operating expenses	281,542	342,127	(60,585)	(17.7)%
Transaction related costs	283	3	280	9,333.3%
Marketing, general and administrative	627	496	131	26.4%
Total expenses	282,452	342,626	(60,174)	(17.6)%

Interest expense and amortization of financing costs, net of interest income	(66,613)	(133,282)	66,669	(50.0)%
Loan loss and other investment reserves, net of recoveries	(5,750)	—	(5,750)	100.0%
Depreciation and amortization	(166,372)	(205,795)	39,423	(19.2)%
Equity in net income from unconsolidated joint ventures	4,198	14,192	(9,994)	(70.4)%
Equity in net gain on sale of interest in unconsolidated joint venture	5,981	672	5,309	790.0%
Purchase price and other fair value adjustment	54,860	—	54,860	100.0%
Gain (loss) on sale of real estate	(54,095)	69,826	(123,921)	(177.5)%
Depreciable real estate reserves and impairment	(106,376)	(172,071)	65,695	(38.2)%
Net income	$199,484	$198,454	$1,030	0.5%
Rental, Escalation and Reimbursement Revenues
Rental revenue decreased primarily as a result of the deconsolidation of 919 Third Avenue ($97.5 million) and the Disposed Properties ($29.9 million).
Escalation and reimbursement revenue decreased primarily as a result of the deconsolidation of 919 Third Avenue ($20.7 million), partially offset by higher recoveries at our Same-Store Properties ($7.9 million).
Investment Income
Investment income decreased primarily as a result of previously unrecognized income in the second quarter of 2017 net with 2018 income related to our preferred equity investment in 885 Third Avenue ($7.7 million), partially offset by a larger weighted average book balance and an increase in the LIBOR benchmark rate. For the twelve months ended December 31, 2018, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.0 billion and 9.0%, respectively. Excluding our investment in Two Herald Square which was put on non-accrual in August 2017, the weighted average debt and preferred equity investment balance outstanding and weighted average yield for the year ended December 31, 2017 were $1.9 billion and 9.3%, respectively. As of December 31, 2018, the debt and preferred equity investments had a weighted average term to maturity of 1.7 years excluding extension options.
Other Income
Other income increased primarily as a result of real estate tax refunds at our Same-Store Properties ($3.2 million) and lease termination income ($2.9 million).
Property Operating Expenses
Property operating expenses decreased primarily due to the deconsolidation of 919 Third Avenue and the Disposed Properties ($63.1 million), which was partially offset by increased real estate taxes at our Same-Store Properties ($6.6 million).

Interest Expense and Amortization of Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, decreased primarily as a result of the repayment of unsecured notes at maturity in August of 2018 ($42.7 million), and the deconsolidation of 919 Third Avenue ($26.5 million). The weighted average consolidated debt balance outstanding was $1.3 billion for the year ended December 31, 2018 as compared to $3.0 billion for the year ended December 31, 2017. The consolidated weighted average interest rate was 5.14% for the year ended December 31, 2018 as compared to 3.91% for the year ended December 31, 2017.
Depreciation and amortization
Depreciation and amortization decreased primarily as a result of the deconsolidation of 919 Third Avenue ($33.0 million) and Disposed Properties ($12.4 million), which included the sale of 16 Court Street ($2.9 million) in the fourth quarter of 2017, and the sale of 680/750 Washington Boulevard ($1.6 million) in the third quarter of 2017.
Equity in net income from unconsolidated joint ventures
Equity in net income from unconsolidated joint ventures decreased primarily as a result of the repayment and/or redemption of certain debt and preferred equity positions accounted for under the equity method ($8.7 million) and the deconsolidation of 919 Third Avenue ($5.0 million).
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
Gain (Loss) on Sale of Real Estate
During the year ended December 31, 2018, we recognized a loss on the sale of 400 Summit Lake Drive ($36.2 million), a loss on the sale of 635 Madison Avenue ($14.3 million), a loss on the sale of Reckson Executive Park ($2.6 million), and a loss on the sale of 115-117 Stevens Avenue ($0.7 million). During the year ended December 31, 2017, we recognized a gain on the sale of 16 Court ($64.9 million) and a gain on the sale of our interests in 102 Greene Street ($4.9 million).
Depreciable Real Estate Reserves and Impairments
During the year ended December 31, 2018, we recorded a charge related to 6 suburban office properties comprised of 6 buildings ($106.4 million), which the company has stated it intends to dispose of. During the year ended December 31, 2017, we recorded a $172.1 million charge of depreciable real estate reserves and impairments related to Reckson Executive Park, Stamford Towers, 125 Chubb Avenue in Lyndhurst, New Jersey, 115-117 Stevens Avenue in Valhalla, New York, and 520 White Plains Road in Tarrytown, New York.

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
“Acquisition Properties,” which represents all properties or interests in properties acquired in 2017 and 2016 and all non-Same-Store Properties, including properties that are under development, redevelopment,

iii.	"Disposed Properties" which represents all properties or interests in properties sold or partially sold in 2017 and 2016, and

iv.	“Other,” which represents corporate level items not allocable to specific properties.

(in thousands)	2017	2016	$ Change	% Change

Rental revenue, net	$668,068	$652,629	$15,439	2.4%
Escalation and reimbursement	99,887	104,683	(4,796)	(4.6)%
Investment income	193,977	214,102	(20,125)	(9.4)%
Other income	5,606	4,002	1,604	40.1%
Total revenues	967,538	975,416	(7,878)	(0.8)%

Property operating expenses	342,127	339,118	3,009	0.9%
Transaction related costs	3	238	(235)	(98.7)%
Marketing, general and administrative	496	720	(224)	(31.1)%
Total expenses	342,626	340,076	2,550	0.7%

Net operating income	624,912	635,340	(10,428)	(1.6)%

Interest expense and amortization of financing costs, net of interest income	(133,282)	(117,126)	(16,156)	13.8%
Depreciation and amortization	(205,795)	(212,514)	6,719	(3.2)%
Equity in net income from unconsolidated joint ventures	14,192	14,509	(317)	(2.2)%
Equity in net gain on sale of interest in unconsolidated joint venture	672	—	672	100.0%
Gain (loss) on sale of real estate	69,826	(6,909)	76,735	(1,110.7)%
Depreciable real estate reserves and impairment	(172,071)	—	(172,071)	100.0%
Net income	$198,454	$313,300	$(114,846)	(36.7)%
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
Depreciation and amortization
Depreciation and amortization decreased primarily as a result of the Disposed Properties ($7.8 million), which included the sale of 680/750 Washington Boulevard ($3.1 million) in the third quarter of 2017, the sale of 125 Chubb Way ($1.7 million) in the fourth quarter of 2017, and the sale of 520 White Plains Road ($1.6 million) in the second quarter of 2017.
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
Depreciable Real Estate Reserves and Impairments
During the year ended December 31, 2017, we recorded a $172.1 million charge of depreciable real estate reserves related to Reckson Executive Park, Stamford Towers, 125 Chubb Way in Lyndhurst, NJ, 115-117 Stevens Avenue in Valhalla, New York, and 520 White Plains Road in Tarrytown, NY.
Liquidity and Capital Resources
On January 25, 2007, we were acquired by SL Green. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2018 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.
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
Cash, restricted cash, and cash equivalents were $67.6 million and $77.1 million at December 31, 2018 and 2017, respectively, representing an increase of $9.6 million. The increase was a result of the following changes in cash flows (in thousands):

	Year ended December 31,
	2018	2017	Change

Net cash provided by operating activities	$415,114	$428,097	$(12,983)
Net cash provided by (used in) investing activities	$121,010	$(16,693)	$137,703
Net cash used in financing activities	$(545,699)	$(437,693)	$(108,006)
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
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills, and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2018, when compared to the year ended December 31, 2017, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$228
Capital expenditures and capitalized interest	(16,648)
Net proceeds from sale of real estate/joint venture interest	(16,187)
Joint venture investments	(19,961)
Distributions from unconsolidated joint ventures	67,111
Debt, preferred and other investments	123,160
Net cash provided (used in) investing activities	$137,703
Funds spent on capital expenditures, which are comprised of building and tenant improvements, increased from $120.8 million for the year ended December 31, 2017 to $137.4 million for the year ended December 31, 2018. The increased capital expenditures relate primarily to increased costs incurred in connection with the redevelopment of a property and the build-out of space for tenants.

We generally fund our investment activity through the sale of real estate, property-level financing, master repurchase agreement facilities, senior unsecured notes, convertible or exchangeable securities, and construction loans. During the year ended December 31, 2018, when compared to the year ended December 31, 2017, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$1,727,613
Proceeds from debt obligations	(1,932,305)
Contributions from common unitholder and noncontrolling interests	(1,571,740)
Distributions to common and preferred unitholder and noncontrolling interests	1,683,094
Deferred loan costs and capitalized lease obligation	1,584
Other obligation related to mortgage loan participation	(16,252)
Increase in cash used in financing activities	$(108,006)
Capitalization
All of our issued and outstanding Class A common units are owned by Wyoming Acquisition GP LLC or the Operating Partnership.
Indebtedness
2017 Credit Facility
In November 2017, the Company, SL Green and the Operating Partnership entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into in November 2012, or the 2012 credit facility. The amendment resulted in the Company no longer being a borrower, and instead is providing a guarantee of the facility. The 2012 credit facility had a carrying value of $1.2 billion, net of deferred financing costs, as of the amendment date and was removed from our consolidated balance sheet and shown as a non-cash capital contribution. In December 2018, the Company was removed as a guarantor on the facility.
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
In June 2017, we entered into the 2017 MRA, with a maximum facility capacity of $300.0 million. In April 2018, we increased the maximum facility capacity to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. In June 2018, we exercised a P1Y year extension option. At December 31, 2018, the facility had a carrying value of $299.6 million, net of deferred financing costs.
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

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2018 and 2017, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2018 Unpaid Principal Balance	December 31, 2018 Accreted Balance	December 31, 2017 Accreted Balance	Coupon Rate	Initial Term (in Years)	Maturity Date
March 16, 2010 (1) (4)	$—	$—	$250,000
November 15, 2012 (2) (4)	—	—	305,163
December 17, 2015 (1) (4)	—	—	100,000
August 5, 2011 (1) (3)	—	—	249,953
	$—	$—	$905,116
Deferred financing costs, net		—	(4,049)
	$—	$—	$901,067

(1)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(2)	In October 2017, SL Green, the Operating Partnership, and ROP, as co-obligors, issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334%.

(3)	Balance was repaid in August 2018.

(4)	In December 2018, ROP was released as a co-obligor from the senior unsecured notes.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. Based on the debt outstanding as of December 31, 2018, a hypothetical 100 basis point increase in the interest rate curve would decrease our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $9.3 million. At December 31, 2018, 66.4% of our $2.0 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $0.3 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of December 31, 2018 bore interest at rates between LIBOR plus 234 basis points and LIBOR plus 340 basis points.

Contractual Obligations
The combined aggregate principal maturities of mortgages and other loans payable, our share of joint venture debt, including as-of-right extension options and put options, estimated interest expense, and our obligations under our ground leases, as of December 31, 2018 are as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Property mortgages and other loans	$—	$—	$—	$—	$65,550	$250,000	$315,550
Master repurchase agreement	—	300,000	—	—	—	—	300,000
Ground leases	19,736	19,736	19,886	17,730	15,424	237,011	329,523
Estimated interest expense	22,367	14,460	14,400	14,441	13,221	33,064	111,953
Joint venture debt	—	28,200	—	—	255,000	—	283,200
Total	$42,103	$362,396	$34,286	$32,171	$349,195	$520,075	$1,340,226
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including joint ventures and debt and preferred equity investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions of these joint venture arrangements. Our off-balance sheet arrangements are discussed in Note 5, "Debt and Preferred Equity Investments" and Note 6, "Investments in Unconsolidated Joint Ventures" in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the year ending December 31, 2019, we expect to incur $100.4 million of recurring capital expenditures and $13.4 million of development or redevelopment expenditures on existing consolidated properties. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings, or additional debt issuances.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Alliance Building Services, or Alliance, and its affiliates are partially owned by Gary Green, a son of Stephen L. Green, who serves as a member and as the chairman emeritus of SL Green's board of directors, and provide services to certain properties owned by us. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $3.4 million, $3.4 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016 respectively.
We also recorded expenses, inclusive of capitalized expenses, of $9.3 million, $10 million and $8.1 million for the years ended December 31, 2018, 2017 and 2016 respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $11.2 million, $12.8 million and $11.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Insurance
We are insured through a program administered by SL Green. SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets. Additionally, SL Green's captive insurance company, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by SL Green's other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under SL Green's insurance policies, SL Green would ultimately record the loss to the extent of required payments. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under our debt instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned by SL Green or its affiliates.
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
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $4.2 million, $5.4 million, and $5.9 million for the years ended December 31, 2018, 2017 and 2016 respectively.
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
The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2018 (in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments (1)
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2019	$—	4.24%	$—	5.66%	$442,557	10.31%
2020	—	4.24%	300,000	5.81%	1,273,679	8.21%
2021	—	4.24%	—	5.73%	26,471	9.54%
2022	—	4.24%	—	5.79%	61,516	8.55%
2023	—	4.24%	65,550	5.85%	42,706	8.55%
Thereafter	250,000	4.24%	—	—%	109,190	8.46%
Total	$250,000	4.24%	$365,550	5.73%	$1,956,119	8.76%
Fair Value	$249,919		$374,387

(1)	Our debt and preferred equity investments had an estimated fair value ranging between $2.0 billion and $2.2 billion at December 31, 2018.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Partners of Reckson Operating Partnership, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L.P. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
New York, New York
March 28, 2019

Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	December 31, 2018	December 31, 2017

Assets
Commercial real estate properties, at cost:
Land and land interests	$1,214,535	$1,704,142
Building and improvements	3,171,132	4,251,610
Building leasehold and improvements	1,073,703	1,073,703
	5,459,370	7,029,455
Less: accumulated depreciation	(1,316,217)	(1,492,603)
	4,143,153	5,536,852
Assets held for sale	—	67,228
Cash and cash equivalents	34,480	36,013
Restricted cash	33,075	41,117
Tenant and other receivables, net of allowance of $6,795 and $7,237 in 2018 and 2017, respectively	23,085	31,006
Deferred rents receivable, net of allowance of $9,535 and $11,189 in 2018 and 2017, respectively	180,253	233,300
Debt and preferred equity investments, net of discounts and deferred origination fees of $17,000 and $25,507 in 2018 and 2017, respectively, and allowance of $5,750 in 2018	1,956,119	2,114,041
Investments in unconsolidated joint ventures	339,302	130,217
Deferred costs, net of accumulated amortization of $84,741 and $77,176 in 2018 and 2017, respectively	81,863	106,136
Other assets	217,967	245,598
Total assets(1)	$7,009,297	$8,541,508
Liabilities
Mortgages and other loans payable, net	$607,569	$829,648
Unsecured notes, net	—	901,067
Accrued interest payable	7,680	14,999
Other liabilities	87,077	92,514
Accounts payable and accrued expenses	57,608	60,819
Related party payables	—	23,808
Deferred revenue	18,302	134,650
Deferred land leases payable	1,689	1,888
Dividends payable	807	807
Security deposits	38,296	39,085
Liabilities related to assets held for sale	—	42
Total liabilities(1)	819,028	2,099,327

	December 31, 2018	December 31, 2017

Commitments and contingencies	—	—
Preferred units	109,161	109,161
Capital
General partner capital	6,056,226	6,012,134
Limited partner capital	—	—
Accumulated other comprehensive loss	—	(1,259)
Total ROP partner's capital	6,056,226	6,010,875
Noncontrolling interests in other partnerships	24,882	322,145
Total capital	6,081,108	6,333,020
Total liabilities and capital	$7,009,297	$8,541,508

1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs: $45.1 million and $268.6 million of land, $0.2 billion and $1.3 billion of building and improvements, $23.7 million and $319.1 million of accumulated depreciation, $626.2 million and $143.9 million of other assets included in other line items, $0.0 million and $495.0 million of real estate debt, net, $0.0 million and $2.1 million of accrued interest payable, and $9.3 million and $48.8 million of other liabilities included in other line items as of December 31, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2018	2017	2016

Revenues
Rental revenue, net	$531,844	$668,068	$652,629
Escalation and reimbursement	82,583	99,887	104,683
Investment income	190,408	193,977	214,102
Other income	11,268	5,606	4,002
Total revenues	816,103	967,538	975,416
Expenses
Operating expenses, including $24,418 in 2018, $27,929 in 2017, and $25,193 in 2016 of related party expenses	131,212	164,219	166,137
Real estate taxes	130,532	156,967	152,010
Ground rent	19,798	20,941	20,971
Interest expense, net of interest income	62,081	123,969	109,208
Amortization of deferred financing costs	4,532	9,313	7,918
Depreciation and amortization	166,372	205,795	212,514
Loan loss and other investment reserves, net of recoveries	5,750	—	—
Transaction related costs	283	3	238
Marketing, general and administrative	627	496	720
Total expenses	521,187	681,703	669,716
Equity in net income from unconsolidated joint ventures	4,198	14,192	14,509
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	5,981	672	—
Purchase price and other fair value adjustment	54,860	—	—
(Loss) gain on sale of real estate	(54,095)	69,826	(6,909)
Depreciable real estate reserves and impairment	(106,376)	(172,071)	—
Net income	199,484	198,454	313,300
Net (income) loss attributable to noncontrolling interests in other partnerships	(718)	17,440	(4,424)
Preferred units dividend	(3,821)	(3,819)	(3,821)
Net income attributable to ROP common unitholder	$194,945	$212,075	$305,055

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2018	2017	2016

Net income attributable to ROP common unitholder	$194,945	$212,075	$305,055
Other comprehensive income:
Change in net unrealized gain on derivative instruments	—	359	598
Comprehensive income attributable to ROP common unitholder	$194,945	$212,434	$305,653

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Capital
(in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2015	$4,201,872	$—	$387,296	$(2,216)	$4,586,952
Contributions	4,490,682	—	—	—	4,490,682
Distributions	(3,857,767)	—	(1,121)	—	(3,858,888)
Net income	305,055	—	4,424	—	309,479
Other comprehensive income	—	—	—	598	598
Balance at December 31, 2016	5,139,842	—	390,599	(1,618)	5,528,823
Contributions	4,664,031	—	100	—	4,664,131
Distributions	(4,003,814)	—	(51,114)	—	(4,054,928)
Net income	212,075	—	(17,440)	—	194,635
Other comprehensive income	—	—	—	359	359
Balance at December 31, 2017	6,012,134	—	322,145	(1,259)	6,333,020
Contributions	2,585,954	—	—	1,259	2,587,213
Distributions	(2,736,807)	—	(841)	—	(2,737,648)
Deconsolidation	—	—	(297,140)	—	(297,140)
Net income	194,945	—	718	—	195,663
Balance at December 31, 2018	$6,056,226	$—	$24,882	$—	$6,081,108

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016

Operating Activities
Net income	$199,484	$198,454	$313,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,904	215,108	220,432
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	(5,981)	(672)	—
Equity in net income from unconsolidated joint ventures	(4,198)	(14,192)	(14,509)
Distributions of cumulative earnings from unconsolidated joint ventures	3,850	14,613	10,430
Loan loss and other investment reserves, net of recoveries	5,750	—	—
Purchase price and other fair value adjustment	(54,860)	—	—
Depreciable real estate reserves and impairment	106,376	172,071	—
(Gain) loss on sale of real estate, net	54,095	(69,826)	6,909
Deferred rents receivable	6,037	(6,762)	(23,768)
Other non-cash adjustments	(40,387)	(46,015)	(53,206)
Changes in operating assets and liabilities:
Tenant and other receivables	(1,813)	(3,139)	1,511
Deferred lease costs	(21,077)	(13,005)	(27,625)
Other assets	(3,324)	(11,431)	12,872
Accounts payable, accrued expenses, other liabilities, and security deposits	174	(5,722)	(2,937)
Deferred revenue and land leases payable	84	(1,385)	1,684
Net cash provided by operating activities	415,114	428,097	445,093
Investing Activities
Acquisitions of real estate property	—	(228)	—
Additions to land, buildings and improvements	(137,414)	(120,766)	(127,200)
Investments in unconsolidated joint venture	(20,449)	(488)	(25,373)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	116,381	49,270	1,304
Net proceeds from disposition of real estate/joint venture interest	328,256	344,443	42,316
Other investments	(40,776)	57,655	14,292
Origination of debt and preferred equity investments	(814,334)	(1,129,493)	(977,699)
Repayments or redemption of preferred equity investments	689,346	782,914	904,517
Net cash provided by (used in) investing activities	121,010	(16,693)	(167,843)
Financing Activities
Proceeds from mortgages and other loans payable	306,638	340,809	50,383
Repayments of mortgages and other loans payable	—	(184,642)	(119,165)
Proceeds from revolving credit facility, term loan and senior unsecured notes	—	1,898,134	1,325,300
Repayments of revolving credit facility term loan and senior unsecured notes	(250,000)	(1,792,971)	(2,324,608)
Contributions from common unitholder	1,777,090	3,348,730	4,490,682
Contributions from noncontrolling interests in other partnerships	—	100	—
Distributions to noncontrolling interests in other partnerships	(841)	(51,114)	(1,121)
Distributions to common and preferred unitholder	(2,374,759)	(4,007,580)	(3,738,853)
Deferred loan costs and capitalized lease obligation	(3,936)	(5,520)	(5,058)
Other obligation related to mortgage loan participation	109	16,361	59,150
Net cash used in financing activities	(545,699)	(437,693)	(263,290)
Net (decrease) increase in cash, restricted cash, and cash equivalents	(9,575)	(26,289)	13,960
Cash, restricted cash, and cash equivalents at beginning of year	77,130	103,419	89,459
Cash, restricted cash, and cash equivalents at end of year	$67,555	$77,130	$103,419

Supplemental Cash Flow Disclosure:
Interest paid	$58,350	$125,289	$110,656

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$—	$2,018	$4,029
Transfer of assets to assets held for sale	—	340,683	—
Transfer of liabilities related to assets held for sale	—	1,332	—
Contributions from common unitholder	808,864	1,315,301	—
Distributions to common unitholder	365,869	—	—
Distribution of land to common unitholder	—	—	8,980
Deconsolidation of a subsidiary	280,718	3,520	—
Exchange of debt investment for equity in joint venture	—	—	68,581
Removal of fully depreciated commercial real estate properties	15,571	—	12,326
Settlement of related party receivable with SL Green common stock	—	—	90,000
Issuance of related party payable for SL Green common stock	—	—	23,808

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended
	2018	2017	2016
Cash and cash equivalents	$34,480	$36,013	59,930
Restricted cash	33,075	41,117	43,489
Total cash, cash equivalents, and restricted cash	$67,555	$77,130	$103,419

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 95.30% owned by SL Green Realty Corp., or SL Green, as of December 31, 2018. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
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
As of December 31, 2018, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office(2)	15	8,303,245	94.9%
	Retail(3)(4)	5	364,816	99.4%
	Development/Redevelopment	1	160,000	96.0%
		21	8,828,061	95.1%
Suburban	Office	6	1,432,400	94.3%
	Retail	1	52,000	100.0%
		7	1,484,400	94.5%
Total commercial properties		28	10,312,461	95.0%
Residential:
Manhattan	Residential(3)	—	222,855	96.1%
Total portfolio		28	10,535,316	95.0%
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

(3)
As of December 31, 2018, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(4)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet (unaudited).
As of December 31, 2018, we also held debt and preferred equity investments with a book value of $2.0 billion.
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

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
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2018, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 4.2 years, 7.7 years, and 4.6 years, respectively.
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

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
Depreciation expense (including amortization of capital lease assets) totaled $150.8 million, $188.9 million, and $196.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
We recognized $6.7 million, $17.0 million, and $20.2 million of rental revenue for the years ended December 31, 2018, 2017, and 2016, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017

Identified intangible assets (included in other assets):
Gross amount	$213,421	$276,163
Accumulated amortization	(201,010)	(236,737)
Net(1)	$12,411	$39,426
Identified intangible liabilities (included in deferred revenue):
Gross amount	$230,275	$496,438
Accumulated amortization	(216,362)	(366,091)
Net(1)	$13,913	$130,347

(1)
As of December 31, 2018, no net intangible assets and no net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale. As of December 31, 2017, $0.1 million net intangible assets and $0.1 million net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale.

The estimated annual amortization of acquired above-market leases, net of acquired (below-market) leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

2019	$(5,166)
2020	(4,398)
2021	(1,495)
2022	(1,192)
2023	(633)
The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2019	$5,486
2020	4,728
2021	3,376
2022	1,813
2023	1,453

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
Fair Value Measurements
See Note 11, "Fair Value Measurements."
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture and includes adjustments related to basis differences that were identified as part of the initial accounting for the investment. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. See Note 6, "Investments in Unconsolidated Joint Ventures."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2018.
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

Deferred Lease Costs
Deferred lease costs consist of fees and direct costs incurred to execute operating leases and are amortized on a straight-line basis over the related lease term.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close. Deferred financing costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.
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
We record a gain on sale of real estate assets when we no longer hold a controlling financial interest in the entity holding the real estate, a contract exists with a third party and that third party has control of the assets acquired.
Investment income on debt and preferred equity investments is accrued based on the contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Some debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

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
Allowance for Loan Loss and Other Investment Reserves
The expense for loan loss and other investment reserves in connection with debt and preferred equity investments is the charge to earnings to adjust the allowance for possible losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality.
The Company evaluates debt and preferred equity investments that are classified as held to maturity for possible impairment or credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor. Quarterly, the Company assigns each loan a risk rating. Based on a 3-point scale, loans are rated “1” through “3,” from less risk to greater risk, which ratings are defined as follows: 1 - Low Risk Assets - Low probability of loss, 2 - Watch List Assets - Higher potential for loss, 3 - High Risk Assets - Loss more likely than not.
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
Debt and preferred equity investments that are classified as held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820-10. As circumstances change, management may conclude not to sell an investment designated as held for sale. In such situations, the investment will be reclassified at its net carrying value to debt and preferred equity investments held to maturity. For these reclassified investments, the difference between the current carrying value and the expected cash to be collected at maturity will be accreted into income over the remaining term of the investment.
Rent Expense
Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the rent expense recognized over the amounts contractually due pursuant to the underlying lease is included in the deferred lease payable on the consolidated balance sheets.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

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
On December 22, 2017, the Tax Cuts and Jobs Act (the ‘‘Tax Act’’) was signed into law and makes substantial changes to the Code. The Tax Act has not had a material impact on our financial statements for the years ended December 31, 2018 or December 31, 2017.
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

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
Shares Contributed by Parent Company
We record contributed shares of SL Green common stock as a reduction to general partner's capital in our financial statements.
Earnings per Unit
Earnings per unit was not computed in 2018, 2017 and 2016 as there were no outstanding common units held by third parties at December 31, 2018, 2017 and 2016.
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
We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. No tenant in the portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, at December 31, 2018.
For the years ended December 31, 2018, 2017, and 2016, the following properties contributed more than 5.0% of our annualized cash rent, including our share of joint venture annualized cash rent:

Property	2018	Property	2017	Property	2016
1185 Avenue of the Americas	14.9%	1185 Avenue of the Americas	15.6%	1185 Avenue of the Americas	14.8%
625 Madison Avenue	10.9%	625 Madison Avenue	10.2%	625 Madison Avenue	9.6%
919 Third Avenue	8.6%	919 Third Avenue	8.3%	919 Third Avenue	8.1%
750 Third Avenue	8.4%	750 Third Avenue	8.0%	750 Third Avenue	7.7%
810 Seventh Avenue	8.4%	810 Seventh Avenue	8.0%	810 Seventh Avenue	7.3%
555 West 57th Street	7.5%	555 West 57th Street	6.9%	555 West 57th Street	6.6%
125 Park Avenue	7.3%	125 Park Avenue	6.8%	125 Park Avenue	6.6%
1350 Avenue of the Americas	7.1%	1350 Avenue of the Americas	6.8%	1350 Avenue of the Americas	6.4%
711 Third Avenue	5.9%	711 Third Avenue	5.1%	711 Third Avenue	5.2%

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In October 2018, the FASB issued Accounting Standard Update (ASU) No. 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities. Under this amendment reporting entities, when determining if the decision-making fees are variable interests, are to consider indirect interests held through related parties under common control on a proportional basis rather than as a direct interest in its entirety. The guidance is effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has adopted this guidance and it had no impact on the Company’s consolidated financial statements.
In August 2018, The Securities and Exchange Commission adopted a final rule that eliminated or amended disclosure requirements that were redundant or outdated in light of changes in its requirements, generally accepted accounting principles, or changes in the business environment. The commission also referred certain disclosure requirements to the Financial Accounting Standards Board for potential incorporation into generally accepted accounting principles. The rule is effective for filings after November 5, 2018. The Company assessed the impact of this rule and determined that the changes resulted in clarification or expansion of existing requirements. The Company early adopted the rule upon publication to the federal register on October 5, 2018 and it did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued Accounting Standard Update (ASU) No. 2018-15, Intangibles - Goodwill and Other- Internal-Use Software (Topic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments provide guidance on accounting for fees paid when the arrangement includes a software license and align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs to develop or obtain internal-use software. The guidance is effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has not yet adopted this new guidance and does not expect it to have a material impact on the Company’s consolidated financial statements when the new standard is implemented.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, and in July 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in the new standards will permit more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments. The standards will also enhance the presentation of hedge results in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company will adopt this guidance January 1, 2019, and does not expect a material impact on the Company’s consolidated financial statements when the new standards are implemented.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU No. 2018-19, Codification Improvements to Topic 326,

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

Financial Instruments - Credit Losses. . The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 15, 2018. The Company’s DPE portfolio and capital lease assets will be subject to this guidance once the Company adopts it. ASU No. 2018-19 excludes operating lease receivables from the scope of this guidance. The Company continues to evaluate the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10 - Codification Improvements to Topic 842, Leases and ASU No. 2018-11 - Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20 - Narrow-Scope Improvements for Lessors. This guidance requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the previous standard. Depending on the lease classification, lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The Company will apply this guidance to the ground leases under which the Company is lessee. The Company is required to record a liability for the obligation to make payments under the lease and an asset for the right to use the underlying asset during the lease term and will also apply the new expense recognition requirements given the lease classification. While the Company is continuing to assess all potential impacts of the standard, we expect total liabilities and total assets to increase by $0.1 to $0.2 billion as of the date of adoption. The accounting applied by a lessor is largely unchanged from that applied under the previous standard. The Company does expect to adopt the practical expedient offered in ASU No. 2018-11 that allows lessors to not separate non-lease components from the related lease components under certain conditions, which the Company expects most of its leases to qualify for. Additionally, for future leases, the Company will no longer capitalize internal leasing costs as these costs are not considered to be incremental under the new guidance. The Company is assessing all potential impacts of the standard. This guidance in this standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this guidance January 1, 2019 and will apply the modified retrospective approach. The Company will elect the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases.
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
3. Property Acquisitions
During the years ended December 31, 2018, 2017, and 2016 we did not acquire any properties from a third party.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of December 31, 2018, no properties were classified as held for sale.
Property Dispositions
The following table summarizes the properties sold during the years ended December 31, 2018, 2017 and 2016:

Property	Disposition Date	Property Type	(unaudited) Approximate Usable Square Feet	Sales Price (1) (in millions)	Gain (Loss) on Sale(2) (in millions)
400 Summit Lake Drive	November 2018	Land	39.5 acres	$3.0	$(36.2)
1-6 International Drive	July 2018	Office	540,000	55.0	(2.6)
635 Madison Avenue	June 2018	Retail	176,530	153.0	(14.1)
115-117 Stevens Avenue	May 2018	Office	178,000	12.0	(0.7)
125 Chubb Way	October 2017	Office	278,000	29.5	(26.1)
16 Court Street	October 2017	Office	317,600	171.0	64.9
680-750 Washington Boulevard	July 2017	Office	325,000	97.0	(44.2)
520 White Plains Road	April 2017	Office	180,000	21.0	(14.6)
102 Greene Street (3)	April 2017	Retail	9,200	43.5	4.9
7 International Drive	May 2016	Land	31 Acres	20.0	(6.9)

(1)	Sales price represents the actual sales price for an entire property or the gross asset valuation for interests in a property.

(2)
The gain on sale for 16 Court Street and 102 Greene Street are net of $2.5 million and $0.9 million, respectively, in employee compensation awards accrued in connection with the realization of these investment gains as a bonus to certain employees that were instrumental in realizing the gain on sale. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.

(3)
In April 2017, we closed on the sale of a 90% interest 102 Greene Street and had subsequently accounted for our interest in the property as an investment in unconsolidated joint ventures. We sold the remaining 10% interest in September 2017. See Note 6, "Investments in Unconsolidated Joint Ventures."

5. Debt and Preferred Equity Investments
Below is a summary of the activity relating to our debt and preferred equity investments as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Balance at beginning of period (1)	$2,114,041	$1,640,412
Debt investment originations/accretion (2)	834,304	1,142,591
Preferred equity investment originations/accretion (2)	8,430	144,456
Redemptions/sales/syndications/amortization (3)	(994,906)	(813,418)
Net change in loan loss reserves	(5,750)	—
Balance at end of period (1)	$1,956,119	$2,114,041

(1)	Net of unamortized fees, discounts, and premiums.

(2)	Accretion includes amortization of fees and discounts and paid-in-kind investment income.

(3)
Certain participations in debt investments that were sold or syndicated did not meet the conditions for sale accounting and are included in other assets and other liabilities on the consolidated balance sheets.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

The following table is a rollforward of our total loan loss reserves at December 31, 2018, 2017 and 2016 (in thousands):

	December 31,
	2018	2017	2016
Balance at beginning of year	$—	$—	$—
Expensed	5,750	—	—
Recoveries	—	—	—
Charge-offs and reclassifications	—	—	—
Balance at end of period	$5,750	$—	$—
At December 31, 2018, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments. At December 31, 2018 the Company's loan loss reserves of $5.8 million were attributable to two investments with an unpaid principal balance of $159.9 million that are being marketed for sale, are performing in accordance with their respective terms, and were not put on nonaccrual.
At December 31, 2017, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of our investment in 2 Herald Square which was purchased in maturity default in May 2017 and April 2017, respectively, for which we subsequently were the successful bidder for the leasehold interest at the foreclosure of the asset as discussed in Note 3, "Property Acquisitions," and a junior mortgage participation acquired in September 2014, which was acquired for zero, had a carrying value of zero and was canceled in 2018.
We have determined that we have one portfolio segment of financing receivables at December 31, 2018 and 2017 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $136.5 million and $93.4 million at December 31, 2018 and 2017, respectively. No financing receivables were 90 days past due at December 31, 2018 with the exception of a $28.4 million financing receivable which was put on nonaccrual in August as a result of interest default. The loan was evaluated in accordance with our loan review procedures and the Company concluded that the fair value of the collateral exceeded the carrying amount of the loan.
As of December 31, 2018, Management estimated the weighted average risk rating for our debt and preferred equity investments to be 1.2.
Debt Investments
As of December 31, 2018 and 2017, we held the following debt investments with an aggregate weighted average current yield of 8.99%, at December 31, 2018 (in thousands):

Loan Type	December 31, 2018 Future Funding Obligations	December 31, 2018 Senior Financing	December 31, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan(3a)	$—	$1,160,000	$213,185	$204,005	March 2020
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	147,000	24,932	24,913	April 2022
Mezzanine Loan	—	280,000	36,585	34,600	August 2022
Mezzanine Loan	—	85,097	12,706	12,699	November 2023
Mezzanine Loan	—	180,000	30,000	—	December 2023
Mezzanine Loan(3b)	—	115,000	12,941	12,932	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	340,000	11,000	15,000	November 2026
Mezzanine Loan	—	1,712,750	55,250	55,250	June 2027
Mortgage/Jr. Mortgage Loan(4)	—	—	—	250,464
Mortgage Loan(5)	—	—	—	26,366
Mortgage Loan(5)	—	—	—	239

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

Loan Type	December 31, 2018 Future Funding Obligations	December 31, 2018 Senior Financing	December 31, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Total fixed rate	$—	$4,129,847	$430,099	$669,968
Floating Rate Investments:
Mezzanine Loan(6)	$—	$45,025	$37,499	$34,879	January 2019
Mezzanine Loan(3c)(7)	—	85,000	15,333	15,381	March 2019
Mezzanine Loan(3d)(7)	—	65,000	14,822	14,869	March 2019
Mezzanine Loan(9)	—	38,000	21,990	21,939	March 2019
Mezzanine Loan(8)	—	40,000	19,986	19,982	April 2019
Mezzanine Loan	—	265,000	24,961	24,830	April 2019
Mortgage/Jr. Mortgage Participation Loan	40,530	233,086	84,012	71,832	August 2019
Mezzanine Loan(8)(9)	—	65,000	14,998	14,955	August 2019
Mortgage/Mezzanine Loan(8)	—	—	19,999	19,940	August 2019
Mortgage/Mezzanine Loan	1,027	—	154,070	143,919	September 2019
Mezzanine Loan	—	350,000	34,886	34,737	October 2019
Mortgage/Mezzanine Loan(10)	7,243	—	62,493	43,845	January 2020
Mezzanine Loan(10)	559	575,955	79,164	75,834	January 2020
Mortgage Loan	11,204	—	88,501	—	February 2020
Mezzanine Loan	1,277	322,300	53,402	—	March 2020
Mortgage/Mezzanine Loan	14,860	—	277,694	—	April 2020
Mortgage/Mezzanine Loan(8)	—	—	37,094	—	June 2020
Mezzanine Loan	7,887	38,167	12,627	11,259	July 2020
Mortgage/Mezzanine Loan	—	—	83,449	—	October 2020
Mezzanine Loan	38,575	362,908	88,817	75,428	November 2020
Mortgage/Mezzanine Loan	33,131	—	98,804	88,989	December 2020
Mortgage/Mezzanine Loan	—	—	35,266	35,152	December 2020
Jr. Mortgage Participation/Mezzanine Loan	—	60,000	15,665	15,635	July 2021
Mezzanine Loan(9)	—	38,596	7,305	34,947	December 2021
Mortgage/Mezzanine Loan (5)	—	—	—	162,553
Mortgage/Mezzanine Loan (5)	—	—	—	74,755
Mortgage/Mezzanine Loan (11)	—	—	—	23,609
Mortgage/Mezzanine Loan(5)	—	—	—	16,969
Mezzanine Loan(5)	—	—	—	59,723
Mezzanine Loan(5)	—	—	—	37,851
Mezzanine Loan(5)	—	—	—	14,855
Mezzanine Loan(9)	—	—	—	12,174
Mezzanine Loan(9)	—	—	—	10,934
Mezzanine Loan(5)	—	—	—	37,250
Mezzanine Loan(5)	—	—	—	15,148
Mezzanine Loan(5)	—	—	—	8,550
Mezzanine Loan(9)	—	—	—	26,927
Total floating rate	$156,293	$2,584,037	$1,382,837	$1,299,650
Total	$156,293	$6,713,884	$1,812,936	$1,969,618

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

(3)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $1.3 million, (b) $12.0 million, (c) $14.6 million, and (d) $14.1 million.

(4)	These loans were conveyed to SL Green in the form of a distribution in 2018.

(5)	This loan was repaid in 2018.

(6)	As of January 2019, this loan is in maturity default. No impairment was recorded as the Company believes that the fair value of the property exceeded the carrying amount of the loans.

(7)	This loan was extended in 2019.

(8)	This loan was extended in 2018.

(9)	This loan was repaid in 2019.

(10)	This loan was modified in 2019.

(11)	This loan was sold in 2018.
Preferred Equity Investments
As of December 31, 2018 and 2017, we held the following preferred equity investments with an aggregate weighted average current yield of 5.80% at December 31, 2018 (in thousands):

Type	December 31, 2018 Future Funding Obligations	December 31, 2018 Senior Financing	December 31, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$272,000	$143,183	$144,423	April 2021
	$—	$272,000	$143,183	$144,423

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of December 31, 2018 and December 31, 2017 none of our investments in unconsolidated joint ventures were VIEs. All of the investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of December 31, 2018:

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet	Acquisition Date (2)	Acquisition Price (2) (in thousands)
919 Third Avenue(3)	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000	January 2007	$1,256,727
131-137 Spring Street(4)	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	$277,750

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of December 31, 2018. Changes in ownership or economic interests within the current year are disclosed in the notes below.

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

(4)	In January 2019, we closed on the sale of our interest in this property to our joint venture partner. The transaction generated net cash proceeds to the Company of $15.2 million.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of December 31, 2018 and 2017, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	December 31, 2018	December 31, 2017	Maturity Date
Mezzanine Loan and Preferred Equity (1)	$—	$100,000
Mezzanine Loan (2)	—	26,716
	$—	$126,716

(1)	The mezzanine loan was repaid and the preferred equity interest was redeemed in March 2018.

(2)	The Company was redeemed on this investment in July 2018.
Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the years ended December 31, 2018, 2017, and 2016:

Property	Ownership Interest	Disposition Date	Type of Sale	Gross Asset Valuation (in thousands)(1)	(Loss) Gain on Sale (in thousands)(2)
2 Herald Square(3)	49.00%	November 2018	Ownership Interest	$265,000	$—
Mezzanine Loan(4)	33.33%	August 2018	Repayment	15,000	N/A
102 Greene Street	10.00%	September 2017	Ownership Interest	43,500	283
76 11th Avenue(5)	33.33%	May 2017	Repayment	138,240	N/A

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

(2)	Represents the Company's share of the gain.

(3)	In May 2018, SL Green assigned the Company a 49.0% tenancy-in-common interest in the leasehold interest in 2 Herald Square and in November 2018, we closed on the sale of this investment.

(4)
In August 2018, our investment in a joint venture that owned a mezzanine loan secured by a commercial property in midtown Manhattan was repaid after the joint venture received repayment of the underlying loan.

(5)
In May 2017, our investment in a joint venture that owned two mezzanine notes secured by interests in the entity that owns 76 11th Avenue was repaid after the joint venture received repayment of the underlying loans.

Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2018 and 2017, respectively, are as follows (amounts in thousands):

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)		December 31, 2018	December 31, 2017
Fixed Rate Debt:
919 Third Avenue	51.00%	June 2023		5.12%	$500,000	$—
Floating Rate Debt:
131-137 Spring Street (3)	20.00%	August 2020	L+	1.55%	$141,000	$141,000
Total joint venture mortgages and other loans payable					$641,000	$141,000
Deferred financing costs, net					(1,754)	(2,862)
Total joint venture mortgages and other loans payable, net					$639,246	$138,138

(1)
Economic interest represents the Company's interests in the joint venture as of December 31, 2018. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.

(2)	Interest rates as of December 31, 2018. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

(3)	In January 2019, we closed on the sale of our interest in this property to our joint venture partner.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

The combined balance sheets for the unconsolidated joint ventures, at December 31, 2018 and 2017 are as follows (in thousands):

	December 31, 2018	December 31, 2017
Assets
Commercial real estate property, net	$1,802,698	$273,116
Debt and preferred equity investments, net	—	141,716
Other assets	479,005	15,735
Total assets	$2,281,703	$430,567
Liabilities and members' equity
Mortgages and other loans payable, net	$639,246	$138,138
Other liabilities	608,469	18,908
Members' equity	1,033,988	273,521
Total liabilities and members' equity	$2,281,703	$430,567
Company's investments in unconsolidated joint ventures	$339,302	$130,217

(1)
The combined assets, liabilities and equity for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

The combined statements of operations for the unconsolidated joint ventures for the years ended December 31, 2018, 2017, and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Total revenues	$147,411	$35,204	$38,524
Operating expenses	24,977	877	1,238
Real estate taxes	30,462	1,389	1,192
Ground rent	1,851	—	—
Interest expense, net of interest income	32,849	3,769	2,895
Amortization of deferred financing costs	1,108	1,114	1,108
Depreciation and amortization	50,468	8,405	8,404
Total expenses	$141,715	$15,554	$14,837
Net income	$5,696	$19,650	$23,687
Company's equity in net income from unconsolidated joint ventures	$4,198	$14,192	$14,509

(1)
The combined statements of operations and the Company's equity in net income for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

7. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at December 31, 2018 and 2017, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)		December 31, 2018	December 31, 2017
Fixed Rate Debt:
315 West 33rd Street	February 2027		4.24%	$250,000	$250,000
919 Third Avenue (2)				—	500,000
Floating Rate Debt:
2017 Master Repurchase Agreement	June 2019	L+	2.34%	$300,000	$90,809
115 Spring Street	September 2023	L+	3.40%	65,550	—
Total mortgages and other loans payable				$615,550	$840,809
Deferred financing costs, net of amortization				(7,981)	(11,161)
Total mortgages and other loans payable, net				$607,569	$829,648

(1)	Interest rate as of December 31, 2018. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

(2)	Our investment in the property was deconsolidated as of January 1, 2018. See Note 6, "Investments in Unconsolidated Joint Ventures".
At December 31, 2018 and December 31, 2017, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $1.0 billion and $1.9 billion, respectively. At December 31, 2018, the Company held $20.0 million of debt and preferred equity investments collateralizing mortgages and other loans payable by SL Green.
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
In June 2017, we entered into the 2017 MRA, with a maximum facility capacity of $300.0 million. In April 2018, we increased the maximum facility capacity to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. In June 2018, we exercised a one-year extension option. At December 31, 2018, the facility had a carrying value of $299.6 million, net of deferred financing costs.
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
8. Corporate Indebtedness
2017 Credit Facility
In November 2017, the Company, SL Green and the Operating Partnership entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into in November 2012, or the 2012 credit facility. The amendment resulted in the Company no longer being a borrower, and instead provided a guarantee of the facility. The 2012 credit facility had a carrying value of $1.2 billion, net of deferred financing costs, as of the amendment date and was removed from our consolidated balance sheet and shown as a non-cash capital contribution. In December 2018, the Company was removed as a guarantor on the facility.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2018 and 2017, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2018 Unpaid Principal Balance	December 31, 2018 Accreted Balance	December 31, 2017 Accreted Balance	Coupon Rate	Initial Term (in Years)	Maturity Date
March 16, 2010 (1) (4)	$—	$—	$250,000
November 15, 2012 (2) (4)	—	—	305,163
December 17, 2015 (1) (4)	—	—	100,000
August 5, 2011 (1) (3)	—	—	249,953
	$—	$—	$905,116
Deferred financing costs, net	—	—	(4,049)
	$—	$—	$901,067

(1)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(2)	In October 2017, SL Green, the Operating Partnership, and ROP, as co-obligors, issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334%.

(3)	Balance was repaid in August 2018.

(4)
In December 2018, ROP was released as a co-obligor from the senior unsecured notes. This resulted in these notes being removed from our consolidated balance sheet and shown as a non-cash capital contribution.

Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable as of December 31, 2018, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal	Total	Joint Venture Debt
2019	$—	$—	$—	$—
2020	—	300,000	300,000	28,200
2021	—	—	—	—
2022	—	—	—	—
2023	—	65,550	65,550	255,000
Thereafter	—	250,000	250,000	—
	$—	$615,550	$615,550	$283,200

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest expense before capitalized interest	$67,647	$124,507	$110,393
Interest capitalized	(5,560)	(533)	(1,171)
Interest income	(6)	(5)	(14)
Interest expense, net	$62,081	$123,969	$109,208
9. Preferred Units
Through a consolidated subsidiary, we have authorized up to 109,161 3.50% Series A Preferred Units of limited partnership interest, or the Subsidiary Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Subsidiary Series A Preferred Units in conjunction with an acquisition. The Subsidiary Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

provisions. The Subsidiary Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of SL Green common stock for each Subsidiary Series B Preferred Unit. As of December 31, 2018, no Subsidiary Series B Preferred Units have been issued.
ASC 815 Derivatives and Hedging requires bifurcation of certain embedded derivative instruments, such as conversion features in convertible equity instruments, and their measurement at fair value for accounting purposes. The conversion feature embedded in the Subsidiary Series A Preferred Units was evaluated, and it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The derivative is reported as a derivative liability in accrued interest and other liabilities on the accompanying consolidated balance sheet and is adjusted to its fair value at each reporting date, with a corresponding adjustment to interest expense, net of interest income. The embedded derivative for the Subsidiary Series A Preferred Units was initially recorded at a fair value of zero on July 22, 2015, the date of issuance. At December 31, 2018, the carrying amount of the derivative remained at zero.
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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2018 and 2017 (in thousands):

December 31, 2018
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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

In December 2018, the Company determined that it was more likely than not that its suburban properties would be sold or otherwise disposed of significantly before the end of their previously estimated useful life. The Company tested the recoverability of the assets and, as a result of the carrying amount of the assets not being deemed recoverable and exceeding their fair value as measured on a asset by asset basis, recorded a $106.4 million impairment loss. These charges are included in depreciable real estate reserves and impairment in the consolidated statement of operations. The fair value of the assets were determined primarily utilizing cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. All of which are classified as Level 3 inputs.
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
The following table provides the carrying value and fair value of these financial instruments as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,956,119	(2)	$2,114,041	(2)

Fixed rate debt	$250,000	$249,919	$1,655,116	$1,715,501
Variable rate debt	365,550	374,387	90,809	92,087
	$615,550	$624,306	$1,745,925	$1,807,588

(1)	Amounts exclude net deferred financing costs.

(2)
At December 31, 2018, debt and preferred equity investments had an estimated fair value ranging between $2.0 billion and $2.2 billion. At December 31, 2017, debt and preferred equity investments had an estimated fair value ranging between $2.1 billion and $2.3 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of December 31, 2018 and 2017. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

12. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. As of December 31, 2018, the Company had not designated any interest rate swap agreements on any debt investment.
During the years ended December 31, 2018, 2017, and 2016, we recorded (losses) gains on the changes in the fair value of $(0.2) million, $0.2 million, and $0.0 million, respectively, which are included in investment income in the consolidated statements of operations.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related senior unsecured notes. As of December 31, 2018 and 2017, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive income relating to net unrealized loss on derivative instruments, was approximately zero and $1.3 million, respectively.
The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)			Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
Derivative	2018	2017	2016		2018	2017	2016		2018	2017	2016
Interest Rate Swap	$—	$—	$(13)	Interest expense	$—	$359	$611	Interest expense	$—	$—	$3
13. Rental Income
We are the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2019 to 2050. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2018 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
2019	$514,204	$45,500
2020	463,658	44,765
2021	412,040	47,595
2022	373,056	32,693
2023	328,287	32,759
Thereafter	1,362,314	250,340
	$3,453,559	$453,652

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

14. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Alliance Building Services, or Alliance, and its affiliates are partially owned by Gary Green, a son of Stephen L. Green, who serves as a member and as the chairman emeritus of SL Green's board of directors, and provide services to certain properties owned by us. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.
Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $3.4 million, $3.4 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016 respectively.
We also recorded expenses, inclusive of capitalized expenses, of $9.3 million, $10.0 million and $8.1 million for the years ended December 31, 2018, 2017 and 2016 respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $11.2 million, $12.8 million and $11.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Insurance
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $4.2 million, $5.4 million, and $5.9 million for the years ended December 31, 2018, 2017 and 2016 respectively.
Related Party Payable to SL Green
On August 22, 2016, we issued a promissory note to our parent company in the amount of $23.8 million which bore interest at an annual rate of 6.0%, compounded quarterly. This note matured on August 22, 2018 and is shown as a non-cash contribution.
15. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2016, September 28, 2017, and September 28, 2018, the actuary certified that for the plan years beginning July 1, 2016, July 1, 2017, and July 1, 2018, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2018. For the Pension Plan years ended June 30, 2018, 2017, and 2016, the plan received contributions from employers totaling $272.3 million, $257.8 million, and $249.5 million, respectively. Our contributions to the Pension Plan represent less than 5.0% of total contributions to the plan.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the Health Plan years ended, June 30, 2018, 2017 and 2016, the plan received contributions from employers totaling $1.4 billion, $1.3 billion and $1.2 billion, respectively. Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

Contributions we made to the multi-employer plans for the years ended December 31, 2018, 2017 and 2016 are included in the table below (in thousands):

Benefit Plan	2018	2017	2016
Pension Plan	$1,819	$2,269	$2,219
Health Plan	5,667	6,764	6,366
Other plans	683	865	902
Total plan contributions	$8,169	$9,898	$9,487
16. Commitments and Contingencies
Legal Proceedings
As of December 31, 2018, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
Guarantees
During the twelve months ended December 31, 2018, Ticonderoga Insurance Company, or Ticonderoga, a Vermont licensed captive insurance company and an affiliate of SL Green, became a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Ticonderoga may borrow funds from the FHLBNY in the form of secured advances. As of December 31, 2018, certain debt and preferred equity investments of the Company were pledged as collateral to secure advances under the FHLBNY facility. If Ticonderoga or SL Green are unable to repay the advances upon the termination of Ticonderoga's membership, the maximum potential amount of future payments the Company could be required to make under the secured advances is $27.5 million.
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
Ground Leases Arrangements
The property located at 711 Third Avenue operates under an operating sub-lease with an expiration date of 2033 and five options to renew for an additional 10 years each. The ground rent was reset in July 2011. Following the reset, we were responsible for ground rent payments of $5.25 million annually through July 2016 and then $5.5 million annually thereafter on the 50% portion of the fee that we do not own. The ground rent will reset in July 2021 to the greater of $5.5 million or 7.75% of the fair value of the land.
The property located at 461 Fifth Avenue operates under a ground lease ($2.1 million of ground rent annually) with an expiration date of 2027 and two options to renew for an additional 21 years each, followed by a third option for 15 years. We also have an option to purchase the fee position for a fixed price on a specific date.
The property located at 625 Madison Avenue operates under a ground lease ($4.6 million of ground rent annually) with an expiration date of 2022 and two options to renew for an additional 32 years.
The property located at 1185 Avenue of the Americas operates under a ground lease ($6.9 million of ground rent annually) with an expiration date of 2043.
The property located at 1055 Washington Boulevard operates under a ground lease ($0.6 million of ground rent annually) with an expiration date of 2090.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of December 31, 2018 (in thousands):

Non-cancellable operating leases (1)
2019	$19,736
2020	19,736
2021	19,886
2022	17,730
2023	15,424
Thereafter	237,011
Total minimum lease payments	$329,523

(1)	As of December 31, 2018, the total minimum sublease rentals to be received in the future under non-cancellable subleases is $1.0 billion.
17. Quarterly Financial Data of the Company (unaudited)
Summarized quarterly financial data for the years ended December 31, 2018 and 2017, was as follows (in thousands):

2018 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$200,239	$198,587	$211,048	$206,229
Total expenses	131,216	128,487	130,334	131,150
Equity in net income (loss) from unconsolidated joint ventures	363	(164)	1,252	2,747
Equity in net (loss) gain on sale of interest in unconsolidated joint venture	(1)	6,345	270	(633)
(Loss) gain on sale of real estate, net	(36,459)	(2,773)	(14,863)	—
Purchase price and other fair value adjustments	—	—	—	54,860
Depreciable real estate reserves and impairment	(106,376)	—	—	—
Net income	(73,450)	73,508	67,373	132,053
Net income attributable to noncontrolling interests in other partnerships	(2)	(212)	(212)	(292)
Preferred units dividend	(956)	(955)	(955)	(955)
Net (loss) income attributable to ROP common unitholder	$(74,408)	$72,341	$66,206	$130,806

2017 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$241,463	$241,908	$251,812	$232,355
Total expenses	164,490	180,142	167,865	169,206
Equity in net income from unconsolidated joint ventures	3,830	2,927	3,180	4,255
Equity in net gain on sale of interest in unconsolidated joint venture	387	282	—	3
Gain on sale of real estate, net	64,779	114	4,933	—
Depreciable real estate reserves and impairment	(86,364)	(379)	(29,063)	(56,265)
Net income	59,605	64,710	62,997	11,142
Net (income) loss attributable to noncontrolling interests in other partnerships	(2,147)	1,467	18,134	(14)
Preferred units dividend	(956)	(955)	(955)	(953)
Net income attributable to ROP common unitholder	$56,502	$65,222	$80,176	$10,175

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

18. Segment Information
The Company has two reportable segments, real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contributions.
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
Selected consolidated results of operations for the years ended December 31, 2018, 2017 and 2016 and selected asset information as of December 31, 2018 and 2017, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Years ended:
December 31, 2018	$625,695	$190,408	$816,103
December 31, 2017	773,561	193,977	967,538
December 31, 2016	761,314	214,102	975,416
Net Income:
Years ended:
December 31, 2018	$74,460	$125,024	$199,484
December 31, 2017	27,985	170,469	198,454
December 31, 2016	108,304	204,996	313,300
Total assets
As of:
December 31, 2018	$4,917,674	$2,091,623	$7,009,297
December 31, 2017	6,182,300	2,359,208	8,541,508
Interest costs for the debt and preferred equity segment include actual costs incurred for borrowings on the 2016 MRA and 2017 MRA. Interest is imputed on the investments that do not collateralize the 2016 MRA or 2017 MRA using our weighted average corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. There were no transactions between the above two segments.

Reckson Operating Partnership, L.P.
Schedule II—Valuation and Qualifying Accounts
December 31, 2018
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations/Recovery	Uncollectible Accounts Written-off (1)	Balance at End of Year
Year Ended December 31, 2018
Tenant and other receivables—allowance	$7,237	$3,063	$(3,505)	$6,795
Deferred rent receivable—allowance	11,189	469	(2,123)	9,535
Year Ended December 31, 2017
Tenant and other receivables—allowance	$4,879	$3,657	$(1,299)	$7,237
Deferred rent receivable—allowance	17,798	2,084	(8,693)	11,189
Year Ended December 31, 2016
Tenant and other receivables—allowance	$5,593	$3,604	$(4,318)	$4,879
Deferred rent receivable—allowance	14,788	3,955	(945)	17,798
(1) Includes the effect of properties that were sold and/or deconsolidated within the period.

Reckson Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2018
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
810 Seventh Avenue(1)	$—	$114,077	$476,386	$—	$74,433	$114,077	$550,819	$664,896	$176,354	1970	1/2007	Various
461 Fifth Avenue(1)	—	—	62,695	—	25,581	—	88,276	88,276	29,680	1988	10/2003	Various
750 Third Avenue(1)	—	51,093	205,972	—	45,551	51,093	251,523	302,616	101,854	1958	7/2004	Various
555 W. 57th Street(1)	—	18,846	78,704	—	62,242	18,846	140,946	159,792	69,817	1971	1/1999	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	62,893	—	791,106	791,106	265,896	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	(97)	50,773	90,941	431,517	522,458	136,853	1966	1/2007	Various
100 Summit Lake Drive(2)	—	10,526	43,109	(3,337)	(94)	7,189	43,015	50,204	18,936	1988	1/2007	Various
200 Summit Lake Drive(2)	—	11,183	47,906	(5,321)	(9,102)	5,862	38,804	44,666	21,203	1990	1/2007	Various
500 Summit Lake Drive(2)	—	9,777	39,048	(3,601)	(7,875)	6,176	31,173	37,349	14,523	1986	1/2007	Various
360 Hamilton Avenue(2)	—	29,497	118,250	(2,625)	8,005	26,872	126,255	153,127	43,901	2000	1/2007	Various
1010 Washington Boulevard(3)	—	7,747	30,423	(1,259)	2,928	6,488	33,351	39,839	12,489	1988	1/2007	Various
1055 Washington Boulevard(3)	—	13,516	53,228	(5,130)	(9,986)	8,386	43,242	51,628	20,382	1987	6/2007	Various
609 Fifth Avenue(1)	—	36,677	145,954	—	49,527	36,677	195,481	232,158	43,777	1925	6/2006	Various
110 East 42nd Street(1)	—	34,000	46,411	(138)	28,673	33,862	75,084	108,946	16,960	1921	5/2011	Various
304 Park Avenue(1)	—	54,189	75,619	300	15,024	54,489	90,643	145,132	19,315	1930	6/2012	Various
635 Sixth Avenue(1)	—	24,180	37,158	163	51,103	24,343	88,261	112,604	10,931	1902	9/2012	Various
641 Sixth Avenue(1)	—	45,668	67,316	308	9,760	45,976	77,076	123,052	15,891	1902	9/2012	Various
315 West 33rd Street(1)	250,000	195,834	164,429	—	15,133	195,834	179,562	375,396	25,397	2000-2001	11/2013	Various
Williamsburg(4)	—	3,677	14,708	2,523	(4,550)	6,200	10,158	16,358	2,127	2010	12/2010	Various
115 Spring Street(1)	65,550	11,078	44,799	—	1,850	11,078	46,649	57,727	5,248	1900	7/2014	Various
125 Park Avenue(1)	—	120,900	189,714	—	80,884	120,900	270,598	391,498	77,542	1923	10/2010	Various
625 Madison Ave(1)	—	—	246,673	—	44,646	—	291,319	291,319	118,380	1956	10/2004	Various
711 Third Avenue(1)(5)	—	19,844	42,499	—	73,270	19,844	115,769	135,613	45,066	1955	5/1998	Various
752 Madison Avenue(1)	—	282,415	—	1,871	1,124	284,286	1,124	285,410	12	1996/2012	1/2012	N/A
110 Greene Street(1)(6)	—	45,120	215,470	—	12,923	45,120	228,393	273,513	23,683	1910	7/2015	Various
Other(7)	—	1,130	—	(1,134)	4,691	(4)	4,691	4,687	—			Various
	$315,550	$1,232,012	$3,555,428	$(17,477)	$689,407	$1,214,535	$4,244,835	$5,459,370	$1,316,217
__________________________________________________________________

(1)	Property located in New York, New York.

(2)	Property located in Westchester County, New York.

(3)	Property located in Connecticut.

(4)	Property located in Brooklyn, New York.

(5)	We own a tenancy in common interest in the property.

(6)	We own a 90% interest in this property.

(7)	Other includes tenant improvements, capitalized interest and corporate improvements.

The changes in real estate for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Balance at beginning of year	$7,029,455	$7,508,870	$7,428,243
Acquisitions	—	—	—
Improvements	133,946	121,959	123,173
Retirements/disposals	(1,704,031)	(601,374)	(42,546)
Balance at end of year	$5,459,370	$7,029,455	$7,508,870
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2018 was approximately $4.2 billion (unaudited).
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2018, 2017 and 2016, are as follows (in thousands):

	2018	2017	2016
Balance at beginning of year	$1,492,603	$1,437,222	$1,267,598
Depreciation for year	146,216	178,801	183,873
Retirements/disposals	(322,602)	(123,420)	(14,249)
Balance at end of year	$1,316,217	$1,492,603	$1,437,222

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
Management's Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the President and Treasurer of our general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2018.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEMS 10, 11, 12 AND 13.
As discussed in this report, SL Green acquired us on January 25, 2007. WAGP is the sole general partner of ROP and WAGP is a wholly-owned subsidiary of the Operating Partnership. The directors and officers of WAGP also serve as officers of SL Green. Please read SL Green's Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, on or prior to April 30, 2019, for the information required by Items 10, 11, 12 and 13 with respect to SL Green and which is incorporated herein by reference.

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
Ernst & Young LLP's fees for providing services to the Company in 2018 and 2017 were as follows:
Audit Fees.    The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2018 and 2017 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2018 and 2017 were approximately $498,000 and $490,000 respectively.
Audit Related Fees.    The fees for audit-related services paid to Ernst & Young LLP were approximately $282,000 and $232,000 for the years ended December 31, 2018 and 2017, respectively. The audit-related services principally include joint venture and operating expense audits.
Tax Fees.    There were no tax fees billed by Ernst & Young LLP for professional services rendered for tax compliance (including REIT tax compliance), tax advice and tax planning for the years ended December 31, 2018 and 2017, respectively.
All Other Fees.    There were no other fees billed by Ernst & Young LLP for the years ended December 31, 2018 and 2017.
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
Management recommended to the board of directors of our sole general partner (and such board of directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2018 for filing with the SEC.

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
4.3
First Supplemental Indenture, dated as of December 28, 2018, among SL Green Realty Corp., SL Green Operating Partnership, L.P., Reckson Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of March 16, 2010, among SL Green Realty Corp., SL Green Operating Partnership, L.P., Reckson Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated December 28, 2018, filed with the SEC on January 2, 2019.

4.4
Indenture, dated as of October 12, 2010, by and among the Operating Partnership, as Issuer, ROP, as Guarantor, SL Green and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated October 14, 2010, filed with the SEC on October 14, 2010.

4.5
Indenture, dated as of August 5, 2011, among SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.

4.6
Second Supplemental Indenture, dated as of November 15, 2012, among SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated November 15, 2012, filed with the SEC on November 15, 2012.

4.7
Form of 4.50% Senior Note due 2022 of SL Green, the Operating Partnership and ROP, as Co-Obligors, incorporated by reference to the Company's Form 8-K, dated November 15, 2012, filed with the SEC on November 15, 2012.

4.8
Third Supplemental Indenture, dated as of December 28, 2018, among SL Green Realty Corp., SL Green Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of August 5, 2011, among SL Green Realty Corp., SL Green Operating Partnership, L.P., Reckson Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated December 28, 2018, filed with the SEC on January 2, 2019.

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

21.1	Statement of Subsidiaries, filed herewith.
31.1	Certification of Marc Holliday President of Wyoming Acquisition GP LLC, the sole general partner of Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a), filed herewith.
31.2	Certification of Matthew J. DiLiberto, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a), filed herewith.
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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Capital for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) Notes to the Consolidated Financial Statements, detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2019.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
By:	/s/ Matthew J. DiLiberto
Matthew J. DiLiberto Treasurer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2019.

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